Form 10-Q
period 2025-09-30
Hoyne Bancorp, Inc.
filed 2025-11-13
CIK 2073153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-288102

HOYNE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-2556785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

810 S. Oak Park Avenue.
Oak Park, Illinois (Address of Principal Executive Offices)	60304 (Zip code)

(708) 434-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

No shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding as of November 10, 2025.

Hoyne Bancorp, Inc.

Form 10-Q

Explanatory Note

Hoyne Bancorp, Inc. was formed to serve as the stock holding company for Hoyne Savings Bank in connection with the conversion of Hoyne Savings, MHC, the mutual holding company and sole stockholder of Hoyne Financial Corporation and Hoyne Savings Bank, from the mutual form of organization to the stock form of organization. As of September 30, 2025, the reorganization had not yet been completed, and Hoyne Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of Hoyne Savings, MHC at and for the years ended December 31, 2024 and 2023 contained in Hoyne Bancorp Inc.’s definitive prospectus dated September 30, 2025, as filed with the Securities Exchange Commission pursuant to Securities Act Rule 424(b)(3) on October 2, 2025 (the “Prospectus”).

PART I —FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

HOYNE SAVINGS, MHC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$26,928,118	$15,327,048
Certificates of deposit	870,000	1,350,000
Investment securities:
Available-for-sale, (amortized cost of $125,068,724 at September 30, 2025 and $138,780,879 at December 31, 2024 respectively)	108,840,628	116,554,742
Held-to-maturity, at amortized cost	29,803,754	34,021,548
Federal Home Loan Bank of Chicago stock (FHLB)	1,165,700	1,165,700
Bankers Bank stock	992,250	992,250
Real Estate Owned (REO)	868,327	138,900
Loans receivable, net of allowance for credit losses of $2,546,819 at September 30, 2025 and $2,125,993 at December 31, 2024	249,401,082	240,928,137
Premises and equipment, net	7,330,738	7,749,515
Accrued interest receivable	1,393,852	1,481,853
Bank-owned life insurance (BOLI)	14,782,934	16,990,161
Core deposit intangibles	184,000	322,000
Deferred tax assets	9,198,324	10,805,732
Other assets	2,994,049	1,685,609
Total assets	$454,753,756	$449,513,195
Liabilities and Equity
Liabilities:
Deposits	$356,820,526	$357,291,930
Advances from borrowers for taxes and insurance	3,733,780	2,753,319
Accounts payable and accrued expenses	4,050,804	3,637,584
Total liabilities	364,605,110	363,682,833
Equity:
Retained earnings	101,752,025	101,720,939
Accumulated other comprehensive loss	(11,603,379)	(15,890,577)
Total equity	90,148,646	85,830,362
Total liabilities and equity	$454,753,756	$449,513,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest income:
Loans receivable	$3,991,456	$2,866,854	$11,637,674	$8,082,963
Investment securities	744,852	989,951	2,371,395	3,281,376
Other	263,832	328,563	765,862	871,657
Total interest income	5,000,140	4,185,368	14,774,931	12,235,996
Interest expense, deposits	(1,586,038)	(1,808,262)	(4,884,185)	(5,381,631)
Net interest income	3,414,102	2,377,106	9,890,746	6,854,365
Provision for credit losses	(135,000)	(117,000)	(405,000)	(351,000)
Net interest income after provision for credit losses	3,279,102	2,260,106	9,485,746	6,503,365
Noninterest income:
Customer service fees	51,741	55,970	127,000	192,331
Gain on sale of REO	—	—	—	118,750
Other	180,628	226,143	521,376	454,279
Total noninterest income	232,369	282,113	648,376	765,360
Noninterest expense:
Compensation	(1,711,066)	(1,748,645)	(5,184,466)	(5,476,465)
Occupancy	(494,260)	(561,054)	(1,601,861)	(1,623,990)
Advertising	(24,562)	(17,568)	(61,885)	(37,669)
Amortization of core deposit intangible	(46,000)	(46,000)	(138,000)	(138,000)
Other	(1,140,009)	(812,884)	(3,104,433)	(2,316,610)
Total noninterest expense	(3,415,897)	(3,186,151)	(10,090,645)	(9,592,734)
Income (Loss) before income taxes	95,574	(643,932)	43,477	(2,324,009)
Tax expense (benefit):
Tax Expense (benefit)	25,511	(246,634)	12,391	(788,081)
Net income (loss)	70,063	(397,298)	31,086	(1,535,928)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income tax (benefit) of $468,897 and $1,226,241 in the three months ended September 30, 2025 and 2024 and $1,709,302 and $900,575 in the nine months ended September 30, 2025 and 2024	1,176,067	3,076,358	4,287,198	2,258,783
Total other comprehensive income	1,176,067	3,076,358	4,287,198	2,258,783
Comprehensive income (loss)	$1,246,130	$2,679,060	$4,318,284	$722,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

For the Three and Nine Months Ended September 30, 2025 and 2024

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total

	Three Months Ended September 30, 2024
Balance at June 30, 2024	$102,540,126	$(16,736,724)	$85,803,402
Net income (loss)	(397,298)		(397,298)
Change in unrealized gain (loss) on securities available for sale, net of tax		3,076,358	3,076,358
Balance, September 30, 2024	102,142,828	(13,660,366)	88,482,462

	Three Months Ended September 30, 2025
Balance at June 30, 2025	101,681,962	(12,779,446)	88,902,516
Net income (loss)	70,063		70,063
Change in unrealized gain (loss) on securities available for sale, net of tax		1,176,067	1,176,067
Balance, September 30, 2025	101,752,025	(11,603,379)	90,148,646

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total

	Nine Months Ended September 30, 2024
Balance at December 31, 2023	$103,678,756	$(15,919,149)	$87,759,607
Net income (loss)	(1,535,928)		(1,535,928)
Change in unrealized gain (loss) on securities available for sale, net of tax		2,258,783	2,258,783
Balance, September 30, 2024	102,142,828	(13,660,366)	88,482,462

	Nine Months Ended September 30, 2025
Balance at December 31, 2024	101,720,939	(15,890,577)	85,830,362
Net income (loss)	31,086		31,086
Change in unrealized gain (loss) on securities available for sale, net of tax		4,287,198	4,287,198
Balance, September 30, 2025	101,752,025	(11,603,379)	90,148,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended September 30,
	2025	2024
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net Income (loss)	$31,086	$(1,535,928)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	409,820	328,472
Amortization (accretion) of premiums and discounts	(20,972)	(258,498)
Provision for credit losses	405,000	351,000
Amortization of core deposit intangible	138,000	138,000
Accretion of Loan credit and yield adjustment	(35,702)	(28,775)
Gain on sale of ORE	—	(118,750)
Increase in cash surrender value of bank-owned life insurance	(490,117)	(253,406)
Change in other assets	(861,440)	(835,034)
Change in accrued interest receivable	88,001	(90,631)
Deferred income tax benefit	(101,894)	(330,139)
Change in accounts payable and accrued expenses	413,220	1,314,174
Net cash flows from operating activities	(24,998)	(1,319,515)
Net cash flows provided by (used in) investing activities:
Purchase of BOLI	—	(4,820,146)
Redemption from BOLI	2,697,344	1,566,873
Proceeds from maturities of certificates of deposit	1,350,000	1,350,000
Purchase of certificates of deposit	(870,000)	(1,350,000)
Proceeds from repayment of available-for-sale securities	13,710,614	13,744,724
Repayment of held-to-maturity securities	4,238,766	19,207,898
Change in loans receivable	(9,571,670)	(24,080,895)
Proceeds from sale of ORE	—	318,750
Purchase of premises and equipment	(438,043)	(724,015)
Net cash flows provided by (used in) investing activities	11,117,011	5,213,189
Net cash flows from financing activities:
Change in deposit accounts	(471,404)	(9,471,161)
Change in advances from borrowers for taxes and insurance	980,461	(863,723)
Net cash flows provided by (used in) financing activities	509,057	(10,334,884)
Net change in cash and cash equivalents	11,601,070	(6,441,210)
Cash and cash equivalents:
Beginning of the period	15,327,048	24,675,453
End of the period	$26,928,118	$18,234,243
Supplemental cash flow information:
Cash paid during the period for Interest	$4,972,186	$5,291,000
Taxes paid during the period	—	—
Premises and Equipment transferred to ORE	729,427	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

Hoyne Savings Bank (the “Bank”), an Illinois stock institution, maintains a mutual holding company structure pursuant to regulatory laws and rules. Hoyne Financial Corporation (the “Company”), a federal stock holding company, owns the stock of the Bank. The mutual holding company, Hoyne Savings, MHC, owns the stock of the Company.

Hoyne Bancorp, Inc. was formed to serve as the stock holding company for Hoyne Savings Bank in connection with the conversion of Hoyne Savings, MHC into the stock form of organization. As of September 30, 2025, the reorganization had not yet been completed, and Hoyne Bancorp, Inc. had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of Hoyne Savings, MHC, Hoyne Financial Corporation and Hoyne Savings Bank

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of Hoyne Savings, MHC at and for the years ended December 31, 2024 and 2023 contained in Hoyne Bancorp Inc.’s definitive prospectus dated September 30, 2025 (the “Prospectus”), as filed with the Securities Exchange Commission pursuant to Securities Act Rule 424(b)(3) on October 2, 2025.

2.Nature of Operations

The Bank operates as a single segment and offers a variety of retail deposit and lending services and is principally engaged in attracting retail deposits from the general public and investing those funds. The Bank’s principal lending products are fixed rate mortgage loans, secured by residential properties and other collateral as deemed necessary by management and commercial loans.

3.Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ended December 31, 2025.

Principles of Consolidation — The consolidated financial statements include the accounts and results of operations of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank and Prospect Services Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and activities at the date of the financial statements, and during the reporting period. Actual results could differ from those estimates.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Significant estimates used in the preparation of these financial statements and disclosures include the allowance for credit losses and the fair values of financial instruments. For these estimates, it is reasonably possible that the recorded amounts or related disclosures could significantly change in the near future as more information is available.

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, demand deposits, and investment deposits with a maturity of three months or less.

Certificates of Deposit — Interest-bearing deposits are carried at cost and consist of short term certificates of deposit held at other financial institutions.

Investment Securities — Investment securities are classified in the following categories, and accounted for as follows (see Note 4 to the consolidated financial statements):

Debt Securities — Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity are classified as available for sale and are carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method. Premiums that exceed the amount repayable by the issuer at the next call date are amortized to the next call date. Other premiums and discounts are amortized (accreted) over the estimated lives of the securities. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Management believes the Bank will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss given default rate). The Bank obtains information from FHN to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

The past due status of a security is based on the contractual terms in the security. The accrual of interest on a security is discontinued when the security becomes 90 days delinquent or whenever management believes the issuer will be unable to make payments as they become due. When securities are placed on nonaccrual status, all unpaid accrued interest is reversed against interest income.

The Bank excludes accrued interest receivable from the amortized cost basis of both securities held to maturity and available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities held to maturity totaling approximately $64,000 and $81,000 and accrued interest on securities available for sale totaling approximately $296,000 and $370,000 at September 30, 2025 and December 31, 2024, respectively, was excluded from the amortized cost basis of securities held to maturity and available for sale.

The Bank evaluates individual securities available for sale in an unrealized loss position by first determining whether the decline in fair value below the amortized cost basis of the security has resulted from a credit loss or other factors. A credit loss exists when the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Bank considers the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, the industry, or geographic areas, the payment structure of the debt security, failure of the issuer to make scheduled payments, and any changes to the rating of the security. Impairment related to credit losses is recognized through an allowance for credit losses up to the amount that fair value is less than the amortized cost basis. Changes to the allowance are recognized through earnings as a provision for (or recovery of) credit losses. Impairment related to other factors is recognized in other comprehensive income (loss).

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Stock in Federal Home Loan Bank of Chicago and Bankers Bank — The Bank, as a member of the Federal Home Loan Bank system is required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. Federal Home Loan Bank of Chicago (“FHLB”) stock is recorded at cost and classified as a restricted security. No readily available market exists for this stock and it has no quoted market value. Redemptions of FHLB stock are at par value. The stock is evaluated for impairment annually based on the ultimate recoverability of the par value without regard to temporary declines in value. The Bank also holds stock in Bankers Bank as part of our available funds requirement. Bankers Bank stock is recorded at cost and classified as a restricted security. Based on an evaluation of these investments as of September 30, 2025 and December 31, 2024, management is of the opinion the cost of this investment will be recovered.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for purchase premiums or discounts, deferred loan fees and costs, charge-offs, and an allowance for credit losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

The past due status of a loan is based on the contractual terms in the loan agreement. The accrual of interest on a loan is discontinued when the loan becomes 90 days delinquent or whenever management believes the borrower will be unable to make payments as they become due. When loans are placed on nonaccrual status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash basis if collection of the remaining recorded investment in the loan is still expected or using the cost-recovery method when collection of the remaining recorded investment is in doubt. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Credit Losses and Unfunded Commitments

The allowance for credit losses on loans is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the Bank’s loan portfolio. The allowance for credit losses on loans is established through provisions for credit losses charged against earnings. When available information confirms that specific loans, or portions thereof, are uncollectible, these amounts are charged against the allowance for credit losses on loans, and subsequent recoveries, if any, are credited to the allowance for credit losses on loans.

Management considers the following when assessing risk in the Bank’s loan portfolio segment: Commercial

Loans in this portfolio segment are primarily income-producing properties throughout the Chicago area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this portfolio. Management obtains rent rolls annually and continually monitors the cash flows of these loans. Loans in this segment also include those made to businesses and secured by assets of the business.

Repayment is expected from operations of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality of these loans.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Residential Real Estate

Loans in this portfolio segment primarily include owner-occupied 1-4 family residences secured by 1st liens. The Bank generally has 2nd liens on property securing home equity loans. The Bank generally does not originate loans with a loan-to-value ratio greater than 85% and does not generally grant loans that would be classified as subprime upon origination. All loans in this portfolio are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower or borrowers. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

The Bank uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Bank segregates the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans; calculates the historical loss rates for the various loan pools; applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Bank’s loan portfolio.

Under the CECL model, loans that do not share similar risk characteristics with loans in their respective pools are individually evaluated for expected credit losses and are excluded from the collectively evaluated loan credit loss estimates. A loan is individually evaluated when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining individual evaluation include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The following describes the types of collateral that secure collateral dependent loans:

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment
●	Commercial real estate — Construction loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land
●	Commercial real estate loans — Other are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants.
●	Residential — First mortgages are primarily secured by first liens on residential real estate.
●	Residential — Junior mortgages are primarily secured by first and junior liens on residential real estate.

Management evaluates all collectively evaluated loan pools using the weighted average remaining life (the “remaining life”) methodology. The remaining life methodology applies calculated quarterly net loss rates to collectively evaluated loan pools on a periodic basis based on the estimated remaining life of each pool. The estimated losses under the remaining life methodology are then adjusted for qualitative factors deemed appropriate by management.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

The estimated remaining life of each pool is determined using quarterly, pool-based attrition measurements using the Bank’s loan-level historical data. The Bank’s historical call report data is utilized for historical loss rate calculations, and the lookback period for each collectively evaluated loan pool is determined by management based upon the estimated remaining life of the pool. Forecasted historical loss rates are calculated using the Bank’s historical data based on the lookback, forecast, and reversion period inputs by management. Management elected to utilize peer group loss rates to supplement the Bank’s data to provide a forecasted market adjustment.

The quantitative analysis under the remaining life methodology is supplemented with other qualitative factors based on the risks management determines are present for each collectively evaluated loan pool. The Qualitative Adjustment factor is intended to embody a forecasting component based on an independent economic metric. The Bank has selected for this component regional unemployment for consumer portfolio segments and regional gross domestic product for non-consumer portfolio segments.

The Bank excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling approximately $1,003,000 and $991,000 at September 30, 2025 and December 31, 2024, respectively, was excluded from the amortized cost basis of loans.

In addition to the allowance for credit losses on loans, the Bank calculates a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable credit losses over the contractual terms of the Bank’s noncancellable loan commitments. The Bank deemed the calculated reserve for unfunded commitments as immaterial as of September 30, 2025 and December 31, 2024.

Unfunded loan commitments are segmented into the same pools used for estimating the allowance for credit losses on loans. Estimated credit losses on unfunded loan commitments are based on the same methodology, inputs, and assumptions used to estimate credit losses on collectively evaluated loans, adjusted for estimated funding probabilities. The estimated funding probabilities represent management’s estimate of the amount of the current unfunded loan commitment that will be funded over the remaining contractual life of the commitment and is based on historical data.

The Bank may modify loans to borrowers experiencing financial difficulty and grant certain concessions that include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of these concessions. An assessment of whether the borrower is experiencing financial difficulty is made at the time of the loan modification.

Upon the Bank’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Real Estate Owned — At the time of foreclosure, foreclosed real estate is recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in net gain (loss) on real estate owned. Mortgage loans in the process of foreclosure at September 30, 2025 and December 31, 2024 totaled $325,000 and $680,000, respectively.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Real estate owned can also include former Bank locations and land that management has committed to a plan to sell and have been classified as held-for-sale. Once the criteria for classification as held for sale is met, the asset is reclassified from Premises and Equipment to Real Estate Owned on the consolidated statement of financial condition and is initially measured at the lower of its carrying amount or fair value less cost to sell. Subsequent to the initial reclassification, valuations are periodically performed by management, and the asset is reviewed for impairment with any adjustments to the carrying amount included in noninterest expense.

Premises and Equipment — Land is carried at cost. Buildings and improvements, furniture, fixtures, and equipment are carried at cost less accumulated depreciation. Depreciation is computed on the straight- line and accelerated methods over the following estimated useful lives:

Building and improvements	5 – 50 years
Furniture, fixtures, and equipment	3 – 20 years

Bank-owned Life Insurance — The Bank has purchased life insurance policies on certain key officers. Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized upon immediate liquidation. The change in the cash surrender value is included as other noninterest income.

Core Deposit Intangibles — The core deposit intangibles (“CDI”) were acquired in business combinations. On October 16, 2020, the Bank acquired Loomis Federal Savings and Loan Association which included a CDI of $3,000. The Bank has an additional CDI of $2,705,000 from a previous business combination that is being amortized over its estimated useful life of 120 months. Accumulated amortization at September 30, 2025, was $2.5 million ($2.4 million at December 31, 2024). The CDIs are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No events or circumstances indicating impairment exist as of September 30, 2025 and December 31, 2024.

Aggregate annual amortization expense is expected to be as follows:

Year	Amount
2025	$184,000
2026	138,000

Deposits — Demand deposits normally bear interest and have no stated maturity. Time deposits, which include certificates of deposit, bear interest for a fixed, stated period of time. Premiums on acquired certificates of deposit are amortized into interest expense over the estimated life of the certificates.

Retained Earnings — Undivided profits are recorded in accordance with regulations of the State of Illinois and the Federal Deposit Insurance Corporation.

Transfers of Financial Assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred asset, and the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Noninterest Income Revenue Recognition — The Bank earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, such as ATM use fees, wires, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Bank fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly service charges and maintenance fees, are earned over the course of a month, representing the period over which the Bank satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Bank’s performance obligation.

Legal Contingencies — Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the financial statements of the Bank.

Advertising — The Bank expenses the cost of advertising the first time the advertising takes place. Advertising expense was $61,885 during the nine months ended September 30, 2025 ($37,669 during the nine months ended September 30, 2024).

Income Taxes — Deferred tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities as measured by the current enacted tax rates which will be in effect when these differences are expected to reverse. Provision (credit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income tax expense.

With few exceptions, the Company is no longer subject to federal or state examination by tax authorities for years ending before December 31, 2021.

Comprehensive Income (Loss) — Accounting principles generally require that recognized revenue, expense, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the consolidated statement of financial condition. Such items, along with net income, are considered components of comprehensive income.

Segment Information — The Bank’s reportable segment is determined by the Chief Financial Officer (“CFO”) based upon information provided about the Bank’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the CFO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products / services, and customers are similar. The CFO will evaluate the financial performance of the Bank’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Bank’s segment and in the determination of allocating resources. The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CFO uses consolidated net income (loss) to benchmark the Bank against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the consolidated statement of income, provide the significant expenses in the banking operation. All operations are domestic.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

The Bank operates under a single segment. Segment performance is evaluated using consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statement of cash flows.

4.Investment Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, are as follows (in thousands):

	September 30, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,481	$—	$(7,287)	$38,194
Mortgage-backed	78,387	46	(8,967)	69,466
Municipal bonds	1,201	—	(20)	1,181
Total available-for-sale securities	$125,069	$46	$(16,274)	$108,841
Held-to-maturity securities:
Agencies	$1,980	$—	$(432)	$1,548
Mortgage-backed	27,576	20	(2,082)	25,514
Municipal bonds	248	—	(32)	216
Total Held-to-maturity securities	$29,804	$20	$(2,546)	$27,278

	December 31, 2024
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,480	$—	$(9,639)	$35,841
Mortgage-backed	87,649	32	(12,573)	75,108
Municipal bonds	1,181	—	(50)	1,131
Treasuries	4,471	6	(2)	4,475
Total available-for-sale securities	$138,781	$38	$(22,264)	$116,555
Held-to-maturity securities:
Agencies	$1,978	$—	$(513)	$1,465
Mortgage-backed	31,796	6	(3,056)	28,746
Municipal bonds	248	—	(44)	204
Total Held-to-maturity securities	$34,022	$6	$(3,613)	$30,415

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.Investment Securities (continued)

The amortized cost and fair value of investment securities by contractual maturity are as follows (in thousands):

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$497	$497	$—	$—
Due in 1 to 5 years	12,232	11,026	—	—
Due after 5 years to 10 years	26,459	22,023	248	216
Due after 10 years	7,494	5,829	1,980	1,548
Total	46,682	39,375	2,228	1,764
Mortgage-backed	78,387	69,466	27,576	25,514
Total	$125,069	$108,841	$29,804	$27,278

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$4,955	$4,955	$—	$—
Due after 1 year to 5 years	2,228	2,000	—	—
Due after 5 years to 10 years	30,461	24,648	248	204
Due after 10 years	13,488	9,844	1,978	1,465
Total	51,132	41,447	2,226	1,669
Mortgage-backed	87,649	75,108	31,796	28,746
Total	$138,781	$116,555	$34,022	$30,415

There were no sales of investment securities available-for-sale during the nine months ended September 30, 2025 or September 30, 2024.

Information pertaining to debt securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	September 30, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$(7,287)	$38,194
Mortgage-backed	—	—	(8,967)	65,729
Municipal bonds	—	—	(20)	1,181
Total	$—	$—	$(16,274)	$105,104

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.Investment Securities (continued)

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$9,639	$35,841
Mortgage-backed	24	1,727	12,549	71,084
Municipal bonds	—	—	50	1,131
Treasuries	—	—	2	1,990
Total	$24	$1,727	$22,240	$110,046

At September 30, 2025, 23 agencies securities are in an unrealized loss position with aggregate depreciation of 16.02% from the Bank’s amortized cost basis, 175 mortgage-backed securities are in an unrealized loss position with aggregate depreciation of 12.01% from the Bank’s amortized cost basis and four municipal bond securities are in an unrealized loss position with aggregate depreciation of 1.69% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold debt securities for the foreseeable future, the Bank expects to recover the amortized cost basis of these securities before they are sold or mature.

The Bank regularly evaluates various attributes of securities held to maturity to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the major security type.

The Bank evaluates the credit quality of securities issued by the U.S. government (e.g., U.S. Treasury bonds) and U.S. government-sponsored agencies (e.g., Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities) by considering the creditworthiness and performance of the securities and the strength of guarantees. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Based on this analysis, the Bank believes it will collect all amounts owed on these securities and has not recognized an allowance for credit losses on these securities.

Other securities held to maturity are generally evaluated using credit ratings, which are a key indicator of a debt security’s probability of default. The Bank uses credit ratings issued by S&P or Moody’s (or both). These ratings are updated monthly. The Bank may also consider other relevant information that becomes known about the issuer’s or the security’s performance.

No accrued interest was written off during the nine months ended September 30, 2025 or 2024. No securities held to maturity were past due or on nonaccrual as of September 30, 2025 and December 31, 2024.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable

Loans receivable consist of the following (in thousands):

	September 30, 2025	December 31, 2024
First mortgage	$112,844	$125,345
Purchased and participations	6,112	8,712
Home improvement, first mortgage	174	195
Home equity line of credit (HELOC)	5,027	6,050
Commercial, construction	43,273	22,759
Commercial and Industrial	15,920	21,769
Commercial Real Estate	66,180	50,844
Commercial Line of Credit (LOC)	8,574	12,531
Total	258,104	248,205
Add premiums on purchased loans	36	45
Less:
Loans sold	(4,401)	(4,440)
Loans in process	(706)	4
Allowance for credit losses	(2,547)	(2,126)
Deferred income from loan fees	(1,085)	(760)
	$249,401	$240,928

Activity in the allowance for credit losses is summarized for the three and nine months ended September 30, 2025 and 2024, as follows (in thousands):

			Home
		Purchased	improvement		Construction,		Commercial	Commercial
	First	and	first		first	Commercial	and	real
	Mortgage	participations	mortgage	HELOC	mortgage	construction	industrial	estate	LOC	Total
Allowance for Credit Loss
For the Three Months Ended
Beginning balance July 1, 2024	$953	66	$1	46	$—	173	$166	387	$95	$1,887
Provision	535	36	3	6	2	(94)	(108)	(168)	(95)	117
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2024	1,488	102	4	52	2	79	58	219	—	2,004
Beginning balance July 1, 2025	1,114	69	2	49	—	347	151	592	88	2,412
Provision	—	(9)	—	—	—	80	6	61	(3)	135
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2025	1,114	60	2	49	—	427	157	653	85	2,547

For the Nine Months Ended
Beginning balance January 1, 2024	$1,227	84	$3	43	$2	65	$48	181	$—	$1,653
Provision	261	18	1	9	—	14	10	38	—	351
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2024	1,488	102	4	52	2	79	58	219	—	2,004
Beginning balance January 1, 2025	1,074	74	2	51	—	195	187	436	107	2,126
Provision	24	(14)	—	(2)	—	232	(30)	217	(22)	405
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	16	—	—	—	—	—	—	—	—	16
Ending balance September 30, 2025	1,114	60	2	49	—	427	157	653	85	2,547

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

The aging of loans receivable by class of receivable is as follows (in thousands):

	September 30, 2025
		30 – 89	Non-Accrual
2025	Current	days	90+ days	Total
First mortgage and home improvement	$111,953	$81	$810	$112,844
Purchased and Participations	6,059	10	43	6,112
Home improvement, first mortgage	174	—	—	174
HELOCs	4,927	100	—	5,027
Commercial & Industrial	15,920	—	—	15,920
Commercial real estate	66,180	—	—	66,180
Commercial construction	43,273	—	—	43,273
Commercial LOC	8,574	—	—	8,574
	$257,060	$191	$853	$258,104

	December 31, 2024
		30 – 89	Non-Accrual
2024	Current	days	90+ days	Total
First mortgage and home improvement	$123,739	$187	$1,419	$125,345
Purchased and Participations	8,664	3	45	8,712
Home improvement, first mortgage	195	—	—	195
HELOCs	5,836	17	197	6,050
Construction, first mortgage	—	—	—	—
Commercial & Industrial	21,769	—	—	21,769
Commercial real estate	50,844	—	—	50,844
Commercial construction	22,759	—	—	22,759
Commercial LOC	12,531	0	—	12,531
	$246,337	$207	$1,661	$248,205

There were no loans that were 90+ days past due and accruing interest at September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, no non-accrual loans had a related allowance. No material accrued interest was written off by reversing interest income during the nine months ended September 30, 2025 or 2024.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled loan modification (TLM). Troubled loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. There were no new troubled loan modifications in the nine months ended September 30, 2025 or 2024.

The Bank considers a troubled loan modification in default if it becomes past due more than 30 days. No troubled loan modifications defaulted within 12 months of their modification date during the nine months ended September 30, 2025 or 2024.

There were no significant changes in the extent to which collateral secured our collateral dependent loans as of September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024 we had approximately $270,000 and $249,000, respectively of collateral dependent loans without an allowance and no collateral dependent loans with an allowance.

The Bank has no commitments to loan additional funds to the borrowers whose loans have been determined to be collateral dependent.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

Business commercial loans are generally evaluated using the following internally prepared ratings:

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

“Watch / special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of September 30, 2025 and December 31, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
First Mortgage	$2,100	$5,132	$3,913	$7,078	$24,851	$67,445	$—	$110,519
Purchased and Participations	—	—	—	—	—	6,112	—	6,112
Home improvement, first mortgage	—	—	—	—	—	174	—	174
Home equity line of credit	—	—	—	—	—	—	5,027	5,027
Commercial construction	—	—	—	—	—	—	43,273	43,273
Commercial and industrial	2,141	11,823	495	—	—	—	—	14,459
Commercial real estate	19,214	34,575	12,391	—	—	—	—	66,180
Commercial line of credit	—	—	—	—	—	—	4,203	4,203
Total pass	23,455	51,530	16,799	7,078	24,851	73,731	52,503	249,947
Special Mention
First Mortgage	—	—	—	—	523	174	—	697
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	900	561	—	—	—	—	—	1,461
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	4,371	4,371
Total special mention	900	561	—	—	523	174	4,371	6,529
Substandard
First Mortgage	—	—	—	—	—	1,628	—	1,628
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	—	—	—	—	—	1,628	—	1,628
Total	$24,355	$52,091	$16,799	$7,078	$25,374	$75,533	$56,874	$258,104
Current year to date period gross write-offs
First Mortgage	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
First Mortgage	$5,421	$4,330	$7,305	$26,489	$21,225	$58,590	$—	$123,360
Purchased and Participations	—	—	—	—	—	8,712	—	8,712
Home improvement, first mortgage	—	—	—	—	—	195	—	195
Home equity line of credit	—	—	—	—	—	—	6,050	6,050
Commercial construction	—	—	—	—	—	—	22,759	22,759
Commercial and industrial	18,396	540	2,833	—	—	—	—	21,769
Commercial real estate	30,240	14,969	—	—	—	—	—	45,209
Commercial line of credit	—	—	—	—	—	—	12,531	12,531
Total pass	54,057	19,839	10,138	26,489	21,225	67,497	41,340	240,585
Special Mention
First Mortgage	—	—	—	—	—	440	—	440
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	235	5,400	—	—	—	—	—	5,635
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	235	5,400	—	—	—	440	—	6,075
Substandard
First Mortgage	—	—	—	473	470	602	—	1,545
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	—	—	—	473	470	602	—	1,545
Total	$54,292	$25,239	$10,138	$26,962	$21,695	$68,539	$41,340	$248,205
Current year to date period gross write-offs
First Mortgage	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.Premises and Equipment

Premises and equipment consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Land	$961	$885
Buildings and improvements	17,200	17,980
Furniture, fixtures, and equipment	2,498	2,834
Total	20,659	21,699
Less accumulated depreciation	13,328	14,408
Construction in progress	—	459
	$7,331	$7,750

The Bank leases a building for one of its branches. The Bank does not have any future lease commitments for that facility, and is operating on a month-to-month basis. Rent expense was $20,400 during the three months ended September 30, 2025 and $20,400 during the three months ended September 30, 2024 and $61,200 during the nine months ended September 30, 2025 and $61,200 during the nine months ended September 30, 2024. The Bank also leases its Oak Park office. The three year lease was effective in January of 2023. The capital lease asset and lease liability is $25,974 as of September 30, 2025 and $73,972 as of December 31, 2024. The capital lease asset is included in other assets on the consolidated statement of financial condition and the lease liability is included in accounts payable and accrued expenses on the consolidated statement of financial condition. There is three months remaining on the lease, all payments will be made in 2025.

7.Related Party Transactions

The Bank conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans (in thousands):

	September 30,	December 31,
	2025	2024
Beginning Balance	$313	$324
Change in Directors	—	—
Loans Advanced	—	—
Repayments	8	11
Ending Balance	$305	$313

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $2.2 million at September 30, 2025 and $2.0 million at December 31, 2024.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.Deposits

Deposit accounts consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Demand accounts
Passbook accounts	$93,348	$102,136
NOW accounts	53,785	45,165
Daily money market accounts	17,103	17,117
Total demand deposits	164,236	164,418
Certificates of deposit	192,585	192,874
Total of all deposit accounts	$356,821	$357,292

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $38.7 million at September 30, 2025 and $36.5 million at December 31, 2024.

9.Fair Value Measurements and Disclosures

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Bank is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

The Bank groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Certificates of Deposit

The carrying value of certificates of deposit is a reasonable estimate of fair value given the short term nature of instruments.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.Fair Value Measurements and Disclosures (continued)

Investment Securities

Available-for-sale securities are recorded at market value and held-to-maturity securities are carried at amortized cost. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

	Assets Measured at Fair Value on a Recurring Basis
	At September 30, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at September 30,
	(Level 1)	(Level 2)	(Level 3)	2025
Available-for-sale debt securities:
Mortgage-backed	$—	$69,466	$—	$69,466
Agencies	—	38,194	—	38,194
Municipal bonds	—	1,181	—	1,181
Total available-for-sale debt securities	$—	$108,841	$—	$108,841

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2024
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Available-for-sale debt securities:
Mortgage-backed	$—	$75,108	$—	$75,108
Agencies	—	35,841	—	35,841
Municipal Bonds	—	1,131	—	1,131
Treasuries	4,475	—	—	4,475
Total available-for-sale debt securities	$4,475	$112,080	$—	$116,555

The Bank estimates the fair value of these investments through independent pricing sources. Independent pricing sources utilize information such as similar security transactions and observable yield curves to estimate the fair value of individual securities.

Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates fair value.

Other Investments

The carrying value of other investments includes FHLB Stock and Bankers Bank stock and approximates fair value.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.Fair Value Measurements and Disclosures (continued)

Loans

The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered individually evaluated and a specific reserve is established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified as individually evaluated, management measures specific reserves in accordance with GAAP. The fair value of individually evaluated loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, the Bank records the individually evaluated loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the individually evaluated loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered individually evaluated is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For collectively evaluated variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Real Estate Owned

Other real estate properties are adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned assets are carried at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Bank records the other real estate as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the other real estate asset as nonrecurring Level 3.

Deposits

The fair value of passbook savings accounts, interest-bearing checking accounts, noninterest-bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificate of deposits is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

FHLB Advances and Other Borrowings

Federal Home Loan Bank advances are carried at cost and the fair value is obtained from the Federal Home Loan Bank of Atlanta. Federal Funds Purchased are carried at cost and because they are overnight funds, the carrying value is a reasonable estimate of fair value.

Assets Recorded at Fair Value on a Recurring Basis

The Bank’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $108.8 million at September 30, 2025 and $116.6 million at December 31, 2024. They are classified as Level 1 and Level 2.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.Fair Value Measurements and Disclosures (continued)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

The carrying amounts and estimated fair value (in thousands) of the Bank’s financial instruments at September 30, 2025 and December 31, 2024 are as follows (in thousands):

		September 30, 2025		December 31, 2024
		2025		2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$26,928	$26,928	$15,327	$15,327
Certificates of deposit	Level 2	870	870	1,350	1,350
Investment securities AFS	Level 2	108,841	108,841	112,080	112,080
Treasuries	Level 1	—	—	4,475	4,475
Investment securities HTM	Level 2	29,804	27,278	34,022	30,415
Other Investments	Level 3	2,158	2,158	2,158	2,158
Accrued interest receivable	Level 1	1,394	1,394	1,481	1,481
Loans, net	Level 3	249,401	239,677	240,928	232,226
Bank owned life insurance	Level 2	14,783	14,783	16,990	16,990
Financial liabilities:
Deposits	Level 2	356,821	309,431	357,292	355,997
Accrued interest payable	Level 1	778	778	773	773

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include deferred income taxes and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.Regulatory Information

The Bank is required to maintain minimum levels of net worth. At September 30, 2025 and December 31, 2024, the Bank’s net worth exceeded these requirements.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. The Bank’s capital amounts and classification may also be subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Bank qualified for and elected to opt into the optional Community Bank Leverage Ratio Framework (“CBLRF”). The CBLRF provides for a simple measure of capital adequacy for certain community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Generally, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than nine percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.

Qualifying community banking organizations that elect to use the CBLRF and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The CBLRF does not have a total capital requirement; therefore, an electing banking organization is not required to calculate Tier 2 capital or make any Tier 2 capital deductions under the generally applicable capital rule. The leverage ratio required for purposes of the CBLRF is calculated as Tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the generally applicable capital rule. The table below presents the leverage ratio and capital adequacy requirements under the CBLRF.

Management believes, as of September 30, 2025 and December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject. The most recent notification from Regulatory Authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Requirements
			Well
			Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
As of September 30, 2025
Tier 1 capital (to average assets for the leverage ratio)	$89,850	20.2%	$39,976	9.0%
As of December 31, 2024:
Tier 1 capital (to average assets for the leverage ratio)	$89,067	19.9%	$40,363	9.0%

HOYNE SAVINGS, MHC AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.Plan of Conversion and Change in Corporate Form

On May 16, 2025, the Board of Directors of MHC adopted a plan of conversion (Plan). The Plan sets forth that the MHC proposes to convert into a stock holding company structure with the establishment of a new company, Hoyne Bancorp, Inc. (Bancorp) as parent of the Bank. Pursuant to the Plan, the MHC will determine the offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan which will subscribe for up to approximately 8% of the common stock sold in the offering.

Bancorp is organized as a corporation under the laws of the State of Delaware and will own all the outstanding common stock of the Bank upon completion of the conversion. The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. The Bank has incurred deferred conversion costs totaling approximately $1,666,000 as of November 13, 2025.

At the completion of the conversion to stock form, all of the outstanding common stock of Hoyne Savings Bank will be owned by Bancorp, and all of the outstanding common stock of Bancorp will be owned by public shareholders. The Securities and Exchange Commission declared Hoyne Bancorp, Inc’s Registration Statement effective on September 30, 2025. The Bancorp and Bank will establish a liquidation account in the amount of the retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who maintain deposit accounts at the Bank after the conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Bancorp is an emerging growth company, and for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies. Bancorp intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2025 (unaudited) and as compared to our financial condition as of December 31, 2024 (audited) and our results of operations for the nine and three month periods ended September 30, 2025 and 2024 (unaudited). This section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing in Part 1 Item 1 of this Quarterly Report on Form 10Q and the Prospectus.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may”, “will”, “should”, “could”, “would”, “plan”, “potential”, “estimate”, “project”, “believe”, “intend”, “anticipate”, “expect”, “target”, and similar expressions.

Forward-looking statements are based on current beliefs and expectations of management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: general economic conditions, either nationally or in our market areas, that are worse than expected; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; our ability to access cost-effective funding; fluctuations in real estate values and both residential and commercial real estate market conditions; demand for loans and deposits in our market area; our ability to implement and change our business strategies; competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase in the level of defaults, losses and prepayments on loans we have made; adverse changes in the securities or secondary mortgage markets; changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums; changes in monetary or fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board; changes in the quality or composition of our loan or investment portfolios; technological changes that may be more difficult or expensive than expected; a failure or breach of our operational or security systems or infrastructure, including cyber-attacks; the inability of third party providers to perform as expected; our ability to manage market risk, credit risk and operational risk in the current economic environment; our ability to enter new markets successfully and capitalize on growth opportunities; our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related there to; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “Commission”) or the public accounting oversight board; our ability to retain key employees; and our compensation expense associated with equity allocation or awarded our employees.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Hoyne Bancorp, Inc. (the “Company”, and together with Hoye Savings, MHC, Hoyne Financial Corporation and Hoyne Savings Bank, “we” or “us”) is a Delaware corporation which was incorporated in June 2025 and has not engaged in any business to date. Upon completion of the Conversion (as described below), we will own all of the issued and outstanding stock of Hoyne Savings Bank (the “Bank”). After the conversion is complete, we will be authorized to pursue other business activities permitted by applicable laws and regulations.

Currently, Hoyne Savings Bank is a wholly-owned subsidiary of Hoyne Financial Corporation, which is in turn a wholly-owned subsidiary of Hoyne Savings, MHC. Hoyne Savings, MHC’s primary asset is its investment in Hoyne Financial Corporation, and Hoyne Financial Corporation’s primary asset is its investment in Hoyne Savings Bank. Hoyne Savings, MHC, and Hoyne Financial Corporation are not otherwise engaged in any material operating activities.

Hoyne Savings Bank is an Illinois-chartered savings bank which was originally organized in 1887 as Hoyne Building and Loan Homestead Association and is headquartered in Chicago, Illinois. We originate commercial real estate (including commercial construction), commercial and industrial, and one to four residential mortgage loans and, to a lesser extent, home equity loans. We currently operate six full- service banking offices and one loan production office in Cook County, Illinois.

Our primary sources of funds consist of attracting deposits from the general public and using those funds and other sources to originate loans to our customers and invest in securities. As of September 30, 2025, we had total assets of $454.8 million, including $249.4 million in net loans and $108.8 million of investment securities available-for-sale, and investment securities held-to-maturity of $29.8 million, total deposits of $356.8 million and total equity of $90.1 million. For the nine months ended September 30, 2025, we had a net income of $31,000 compared to a net loss of $1.5 million for the nine months ended September 30, 2024.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. After the conversion, we expect that our noninterest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. See “Pro Forma Data.” Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, changes in accounting guidance, government policies and actions of regulatory authorities.

Conversion of Hoyne Savings, MHC

Pursuant to the terms of Hoyne Savings, MHC’s plan of conversion, Hoyne Savings, MHC will convert from the mutual holding company to the stock holding company corporate structure (the “Conversion”). Upon completion of the Conversion, Hoyne Savings, MHC, and Hoyne Financial Corporation will cease to exist, and Hoyne Savings Bank will be a wholly0owned subsidiary of the Company. At present, all depositors and certain borrowers as of a specified eligibility date have voting rights in Hoyne Savings, MHC as to all matters requiring member approval. Upon completion of the Conversion, depositors and those certain borrowers as of a specified eligibility date of Hoyne Savings Bank will cease to have any voting right in Hoyne Savings, MHC, and all voting rights in Hoyne Savings, MHC will be vested in the Company as the sole stockholder of Hoyne Savings Bank. The Stockholders of the Company will possess exclusive voting rights and rights to the Company’s stock.

Business Strategy

Our goal is to position Hoyne Bancorp, Inc. to prosper in an evolving financial services landscape and enhance our position as one of the leading community banking institutions in our local market. We intend to continue to provide a broad array of banking services while growing our presence in our market and expanding our franchise. In recent years, we have focused on, and invested in, our technology and infrastructure to improve our delivery channels and create competitive products and services, a strong workforce, and an enhanced awareness of our commercial banking brand in our market area. As a result, we believe we are well positioned to capitalize on the opportunities available in our market by focusing on the business strategies outlined in the Prospectus.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared to conform with generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The preparation of the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover expected, but unconfirmed credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, we make significant estimates and have identified this policy as one of our most critical accounting policies.

We perform a quarterly evaluation of the allowance for credit losses. Our determination of the adequacy of the allowance for credit losses is based on the assessment of the expected credit losses on loans over the expected life of the loans. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

In accordance with the provisions of the accounting standards under CECL, we estimate the allowance for credit losses balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factors.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. We use the average historical loss method to measure the quantitative portion of the allowance for credit losses over the forecast and reversion periods.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. When we determine that foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Prior to January 1, 2023, we calculated the allowance for loan losses under the probable incurred methodology. Using this methodology, the analysis had two components, specific and general allowances. The specific percentage allowance was for unconfirmed losses related to loans that were determined to be impaired. Impairment was measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan was less than the loan’s carrying value, a charge was recorded for the difference.

Comparison of Financial Condition as of September 30, 2025 and December 31, 2024

Total Assets. Total assets increased $5.3 million or 1.2% to $454.8 million as of September 30, 2025 compared to $449.5 million as of December 31, 2024. The increase resulted primarily from increases in cash and cash equivalents of $11.6 million, real estate owned of $729,000, loans receivable, net of $8.5 million and other assets of $1.3 million. These increases were offset by decreases in certificates of deposit of $480,000, investment securities available- for-sale of $7.7 million, investment securities held-to-maturity of $4.2 million, premises and equipment, net of $419,000 and BOLI of $2.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $11.6 million, or 75.7%, to $26.9 million as of September 30, 2025 compared to $15.3 million as of December 31, 2024. The increase reflects management’s intention to increase liquidity to expand the commercial loan portfolio.

Certificates of Deposit. Certificates of deposit decreased $480,000, or 35.6%, to $870,000 as of September 30, 2025 compared to $1.4 million as of December 31, 2024. The decrease in certificates of deposit was the result of funding loan originations.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $7.7 million, or 6.6%, to $108.8 million as of September 30, 2025 from $116.5 million as of December 31, 2024. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Investment Securities Held-to-Maturity. Investment securities held-to-maturity decreased $4.2 million, or 12.4%, to $29.8 million as of September 30, 2025 from $34.0 million as of December 31, 2024. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Real Estate Owned. Real estate owned increased $729,000, or 525.2%, to $868,000 as of September 30, 2025 from $139,000 as of December 31, 2024. The increase was due to the transfer to real estate owned of the closed 63rd Street branch location that is held for sale.

Loans Receivable, Net. Loans receivable, net increased $8.5 million, or 3.5%, to $249.4 million from $240.9 million as of December 31, 2024. The increase reflects the emphasis to increase the commercial loan portfolio during the first nine months of 2025.

Premises and Equipment, Net. Premises and equipment, net decreased $419,000 or 5.4% to $7.3 million during the first nine months of 2025 from $7.7 million as of December 31, 2024 due primarily to the branch closing discussed under “Real Estate Owned.”

Deposits. Deposits remained relatively unchanged during the first nine months of 2025 at $356.8 million from $357.3 million as of December 31, 2024.

Total Equity. Total equity for the first nine months of 2025 increased $4.3 million, or 5.0%, to $90.1 million from $85.8 million as of December 31, 2024. The increase was due primarily to a decrease in accumulated other comprehensive loss of $4.3 million during the first nine months of 2025.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances. The table also reflects the yields on Hoyne Savings Bank’s interest-earning assets and costs of interest-bearing liabilities for the periods shown.

	For the Three Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$249,620	$3,991	6.39%	$207,941	$2,867	5.51%
Certificates of deposit with other financial institutions	870	5	2.30%	1,350	7	2.07%
Interest-bearing cash and cash equivalents	24,329	233	3.83%	23,825	306	5.14%
Investment securities available-for-sale	109,635	585	2.13%	126,028	750	2.38%
Investment securities held-to-maturity	30,253	160	2.12%	40,580	240	2.37%
FHLB of Chicago stock	1,166	15	5.15%	1,166	15	5.15%
Bankers’ Bank Stock	992	11	4.44%	—	—	—%
Total interest-earning assets	416,865	5,000	4.80%	400,890	4,185	4.17%
Noninterest-earning assets	36,512			37,321
Total assets	$453,377			$438,211
Interest-bearing liabilities:
Savings accounts	94,569	62	0.26%	100,834	53	0.21%
Checking accounts	50,168	1	0.01%	44,019	8	0.07%
Money market accounts	17,102	61	1.43%	16,191	48	1.19%
Certificates of deposit(1)	194,144	1,462	3.01%	184,736	1,699	3.68%
Total interest-bearing deposits	$355,983	$1,586	1.78%	$345,780	$1,808	2.09%
Total interest-bearing liabilities	355,983	1,586	1.78%	345,780	1,808	2.09%
Noninterest-bearing liabilities	7,989			5,588
Total liabilities	$363,972			$351,368
Equity	89,405			86,843
Total liabilities and equity	$453,377			$438,211
Net interest income		3,414			2,377
Interest rate spread(2)			3.02%			2.08%
Net interest-earning assets(3)	60,882			55,110
Net interest margin(4)			3.27%			2.36%
Average interest-earning assets to average-interest bearing liabilities	117.10%			115.94%

	For the Nine Months Ended September 30,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$245,958	$11,638	6.31%	$202,522	$8,083	5.32%
Certificates of deposit with other financial institutions	977	14	1.91%	1,350	25	2.47%
Interest-bearing cash and cash equivalents	26,416	696	3.51%	25,683	798	4.14%
Investment securities available-for-sale	112,748	1,851	2.19%	128,978	2,392	2.47%
Investment securities held-to-maturity	31,641	520	2.19%	47,986	890	2.47%
FHLB of Chicago stock	1,166	45	5.15%	1,166	48	5.49%
Bankers’ Bank Stock	992	11	1.48%	—	—	—%
Total interest-earning assets	419,898	14,775	4.69%	407,685	12,236	4.00%
Noninterest-earning assets	36,732			35,344
Total assets	$456,630			$443,029
Interest-bearing liabilities:
Savings accounts	97,755	205	0.28%	103,906	173	0.22%
Checking accounts	49,270	4	0.01%	43,503	21	0.06%
Money market accounts	17,319	183	1.41%	17,206	133	1.03%
Certificates of deposit(1)	196,837	4,492	3.04%	185,545	5,055	3.63%
Total interest-bearing deposits	361,181	4,884	1.80%	350,160	5,382	2.05%
Total interest-bearing liabilities	361,181	4,884	1.80%	350,160	5,382	2.05%
Noninterest-bearing liabilities	7,372			6,615
Total liabilities	368,553			356,775
Equity	88,077			86,254
Total liabilities and equity	$456,630			$443,029
Net interest income		9,891			6,854
Interest rate spread(2)			2.89%			1.95%
Net interest-earning assets(3)	58,717			57,525
Net interest margin(4)			3.14%			2.24%
Average interest-earning assets to average-interest bearing liabilities	116.26%			116.43%
(1)	Certificate of Deposit Account Registry Service (“CDARS”) added to certificates of deposit.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by total interest-earning assets.

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended			Nine Months Ended
	September 30, 2025 vs. 2024			September 30, 2025 vs. 2024
	Increase		Total	Increase		Total
	(Decrease)		Increase	(Decrease)		Increase
	Due to		(Decrease)	Due to		(Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$627	$497	$1,124	$1,903	$1,652	$3,555
Certificates of deposit with other financial institutions	(3)	1	(2)	(6)	(5)	(11)
Interest-bearing cash and cash equivalents	7	(80)	(73)	24	(126)	(102)
Investment securities available-for-sale	(91)	(74)	(165)	(285)	(256)	(541)
Investment securities held-to-maturity	(57)	(23)	(80)	(278)	(92)	(370)
FHLB of Chicago stock and Bankers’ Bank stock	12	(1)	11	14	(6)	8
Total interest-earning assets	$495	$320	$815	$1,372	$1,167	$2,539
Interest-bearing liabilities:
Savings accounts	(3)	12	9	(10)	42	32
Checking accounts	1	(8)	(7)	3	(20)	(17)
Money market accounts	3	10	13	1	49	50
Certificates of deposit	92	(329)	(237)	337	(900)	(563)
Total interest-bearing liabilities	$93	$(315)	$(222)	$331	$(829)	$(498)
Change in net interest income	$402	$635	$1,037	$1,041	$1,996	$3,037

Comparison of Operating Results for Three Months Ended September 30, 2025 and September 30, 2024

General. For the three months ended September 30, 2025 compared to the same period in 2024, net loss decreased $467,000 or 117.5%, to a net income of $70,000 for the three months ended September 30, 2025 compared to a net loss of $397,000 for the same period in 2024. The primary reasons for the increase in net income was an increase of $815,000 in total interest income and a decrease in interest expense on deposits of $222,000 offset by a decrease of $50,000 in noninterest income, an increase of $230,000 in noninterest expense and an increase of $18,000 in provision for credit losses.

Interest Income. Interest income increased $815,000, or 19.5%, to $5.0 million for the three months ended September 30, 2025 compared to $4.2 million for the same period in 2024. The increase in interest income was due to an $1.1 million increase in interest income on loans receivable as a result of the growth in the commercial loan portfolio. The increase was partially offset by a $245,000 decrease in interest income on investment securities due to a decrease in account balances. Other interest income decreased by $65,000. The excess liquidity generated from the decrease in investment and cash account balances was used to fund the growth in the commercial loan portfolio

Interest Expense on Deposits. Interest expense on deposits decreased $222,000, or 12.3%, to $1.6 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024. The decrease was primarily caused by lower interest rates on certain accounts as deposits remained relatively unchanged.

Provision for Credit Losses. The provision for credit losses increased $18,000, or 15.4%, to $135,000 for the three months ended September 31, 2025 from $117,000 for the same period in 2024. The increase was related to the increase in the commercial loan portfolio.

Tax Expense (benefit). Tax expense (benefit) decreased $272,000, or 110.3%, to an income tax expense of $26,000 for the three months ended September 30, 2025, from a $247,000 income tax benefit for the same period in 2024. The major factor in the decrease was the net income before taxes for the three months ended September 30, 2025 compared to the same period in 2024.

Comparison of Operating Results for Nine Months Ended September 30, 2025 and September 30, 2024

General. For the nine months ended September 30, 2025 compared to the same period in 2024, net loss decreased $1.6 million or 102.0%, to a net income of $31,000 for the nine months ended September 30, 2025 compared to a net loss of $1.5 million for the same period in 2024. The primary reasons for the decrease in net loss was an increase of $2.5 million in total interest income and a decrease in interest expense on deposits of $498,000 offset by an increase of $498,000 in noninterest expense.

Interest Income. Interest income increased $2.5 million, or 20.7%, to $14.7 million for the nine months ended September 30, 2025 compared to $12.2 million for the same period in 2024. The increase in interest income was due to a $3.6 million increase in interest income on loans receivable as a result of the growth in the commercial loan portfolio. The increase was partially offset by a $911,000 decrease in interest income on investment securities due to a decrease in account balances and a $106,000 decrease in other interest income. The excess liquidity generated from the decrease in investment and cash account balances was used to fund the growth in the commercial loan portfolio.

Interest Expense on Deposits. Interest expense on deposits decreased $498,000, or 9.2%, to $4.9 million for the nine months ended September 30, 2025 compared to $5.4 million for the nine months ended September 30, 2024. The decrease was primarily caused by lower interest rates on certain accounts as deposits remained relatively unchanged.

Noninterest Expense. Noninterest expense increased $498,000, or 5.2%, to $10.1 million for the nine months ended September 30, 2025 compared to $9.6 million for the nine months ended September 30, 2024. Compensation expense increased $292,000 from the same period in 2024 primarily due to staffing requirements in various areas of the bank and the increased focus on the commercial lending area. Other expenses increased $788,000 from the same period in 2024 primarily due to increases in software costs of $130,000 for upgrades to bank functions, professional fees of $420,000 due to the use of consultants in key bank areas and dues and subscriptions of $130,000 for monthly usage and maintenance of said software.

Tax Expense (benefit). Tax expense (benefit) decreased $800,000 or 101.6% to an income tax expense of $12,000 for the nine months ended September 30, 2025 compared to an income tax benefit of $788,000 for the same period in 2024.The major factor in the decrease was the net income before taxes for the nine months ended September 30, 2025 compared to the same period in 2024.

Liquidity and Capital Resources

Hoyne Savings Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. As of September 30, 2025, we had no outstanding advances from the FHLB of Chicago, and had the capacity to borrow approximately $67.6 million from the FHLB of Chicago.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows provided by (used in) operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($25,000) and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) investing activities, which consists primarily of change in loans receivable, was $11.1 million and $5.2 million for the nine months ended September 30, 2025 and 2024, respectively. Net cash provided by (used in) by financing activities, which primarily consists of change in deposits, was $509,000 and ($10.3) million for the nine months ended September 30, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current short-term and long-term funding commitments.

Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of certificates of deposit will be retained. In addition, we participate in the IntraFi network, which includes CDARS as an alternate source of funding with agreed upon interest rates.

As of September 30, 2025, Hoyne Savings Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2023, Hoyne Savings Bank elected to begin using the Community Bank Leverage Ratio Framework (the “CBLRF”). Under CBLRF, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9.0% subject to a limited two-quarter grace period, during which the leverage ratio cannot go 100 basis points below the then- applicable threshold, and will not be required to calculate and report risk-based capital ratios. Hoyne Savings Bank’s Tier 1 capital to average assets for the leverage ratio was 20.2% and 19.9% as of September 30, 2025 and December 31, 2024, respectively. Additionally, as of September 30, 2025, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level by $40.0 million, or 11.2%.

Off-Balance Sheet Arrangements. As of September 30, 2025, we had $26.8 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $9.1 million as of September 30, 2025. We had unfunded construction loans as of September 30, 2025 of $15.0 million. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2025, totaled $152.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2025.

	Total
	Amounts	Amount of Commitment Expiration – Per Period
	Committed at		One to	Three to
	September 30,	To One	Three	Five	After Five
	2025	Year	Years	Years	Years

	(Dollars in thousands)
Unused lines of credit	$9,064	$1,426	$138	$4,665	$2,835
Commitments to originate loans	26,830	26,830	—	—	—
Unfunded construction loans	15,055	7,013	5,546	1,417	1,079
Total commitments	$50,949	$35,269	$5,684	$6,082	$3,914

Contractual Cash Obligations. The following table summarizes our contractual cash obligations as of September 30, 2025.

		Payments Due by Period
	Total at		One to	Three to
	September 30,	To One	Three	Five	After Five
	2025	Year	Years	Years	Years

	(Dollars in thousands)
Certificates of deposit	$166,880	$152,547	$13,188	$1,145	$—
Total contractual obligations(1)	$166,880	$152,547	$13,188	$1,145	$—
(1)	Does not include CDARS, totaling $25.7 million.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein regarding Hoyne Savings Bank have been prepared in accordance with U.S. GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on Hoyne Savings Bank’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest- earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and primarily one to four family, residential, commercial real estate (including commercial construction) and commercial and industrial loans, which have fixed and variable rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value analysis (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Management reviews the quarterly reports from third-party industry sources, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of September 30, 2025 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of
				Portfolio Value of
	Net Portfolio Value			Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$195,691	$(31,264)	(13.8)%	43.5%	(6.9)%
200	205,859	(21,096)	(9.3)%	45.7%	(4.7)%
100	216,317	(10,638)	(4.7)%	48.1%	(2.3)%
Static	226,955
(100)	237,850	10,895	4.8%	52.8%	2.4%
(200)	248,841	21,886	9.6%	55.3%	4.9%
(300)	258,150	31,195	13.7%	57.3	6.9%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2025.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$12,115	$(1,852)	(13.3)%
200	12,768	(1,199)	(8.6)%
100	13,386	(581)	(4.2)%
Static	13,967
(100)	14,336	369	2.6%
(200)	14,454	487	3.5%
(300)	14,702	735	5.3

The table above indicates that as of September 30, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending September 30, 2026 would be expected to decrease by $1.9 million, or 13.3% to $12.1 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item 3 is set forth in Item 2 under the captions “Liquidity and Capital Resources”, “Impact of Inflations and Changes in Prices” and “Exposure to Changes in Interest Rates” and is incorporated herein by reference.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports files or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission. An evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the management of Hoyne Savings, MHC, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature. From time to time, we are subject to various legal actions arising in the normal course of our business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

There were no material changes to the risk factors relevant to our operations as described in the Prospectus beginning on page 15, “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Hoyne Bancorp, Inc. (as incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288102))
3.2	Bylaws of Hoyne Bancorp, Inc. (as incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288102))
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*The certification attached as Exhibit 32.1 to this quarterly report on Form 10-Q is “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 13, 2025

HOYNE BANCORP, INC.

	By:	/s/ Walter F. Healy
Walter F. Healy
President and Chief Executive Officer
(Duly Authorized Representative)

/s/ Thomas S. Manfre
Thomas S. Manfre
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)