Form 10-K
period 2025-12-31
Hoyne Bancorp, Inc.
filed 2026-03-26
CIK 2073153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-42990

(Commission File Number)

HOYNE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware (Jurisdiction of Incorporation)	39-2556785 (I.R.S. Employer Identification No.)	(708) 434-4300 (Registrant’s telephone number)
810 S. Oak Park Avenue Oak Park, Illinois 60304 (Address and postal code of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HYNE	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Hoyne Bancorp, Inc. became a stock form organization on December 3, 2025. Accordingly, as of June 30, 2025, there were no publicly issued shares of common stock and, as such, no market value.

The number of shares of common stock outstanding as of March 26, 2026 was 8,096,938.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2026 annual meeting of stockholders to be held on May 28, 2026, are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Hoyne Bancorp, Inc. was formed to serve as the savings and loan holding company for Hoyne Savings Bank (the “Bank”) in connection with the conversion of Hoyne Savings, MHC from the mutual holding company structure to stock holding company structure, which was completed on December 3, 2025. The financial information prior to December 3, 2025, contained in this Annual Report on Form 10-K relates to the consolidated financial results of Hoyne Savings, MHC and its consolidated subsidiaries, Hoyne Financial Corporation and Hoyne Savings Bank. The results as of and for the year ended December 31, 2025 include the consolidated results of Hoyne Bancorp, Inc. and its subsidiary, Hoyne Savings Bank.

FORWARD-LOOKING STATEMENTS

This filing contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies; and
●	statements regarding the quality of our loan and investment portfolios.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	estimates of our risks and future costs and benefits.
●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as tornadoes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	further data processing and other technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;

i

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	geopolitical tensions that could affect economic activity or specific industry sectors;
●	our ability to hire and retain key employees; and
●	our compensation expense associated with equity allocated or awarded to our employees.

ii

PART I

Item 1. Business

Hoyne Bancorp, Inc.

Hoyne Bancorp, Inc. (“HYNE”, or the “Company”, “we” or “our”) is a Delaware corporation which was incorporated in June 2025 and completed its conversion to a stock form of ownership on December 3, 2025. Upon completion of the offering, Hoyne Bancorp, Inc. became a savings and loan holding company and Hoyne Savings, MHC and Hoyne Financial Corporation ceased to exist. As a savings and loan holding company, Hoyne Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Hoyne Bancorp, Inc.’s primary business activity is owning all of the outstanding shares of capital stock of Hoyne Savings Bank. Hoyne Bancorp, Inc.’s executive offices are located at 810 S. Oak Park Avenue, Oak Park, Illinois 60304.

Hoyne Bancorp, Inc. completed its stock offering in connection with the conversion on December 3, 2025. Hoyne Bancorp, Inc. sold 7,935,000 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $79.4 million. In connection with the conversion, it also issued 161,938 shares of common stock and contributed $250,000 in cash to Hoyne Charitable Foundation, Inc. Shares of Hoyne Bancorp, Inc.’s common stock began trading on December 4, 2025, on the Nasdaq Capital Market under the trading symbol “HYNE”.

Hoyne Bancorp, Inc., as the holding company of Hoyne Savings Bank, is authorized to pursue business activities as permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. We currently have no agreements to acquire other financial institutions or financial services companies, although we may determine to do so in the future.

Hoyne Bancorp, Inc.’s cash flow depends on earnings from the investment of the net proceeds of the stock offering and from any dividends it receives from Hoyne Savings Bank. Hoyne Savings Bank is subject to regulatory limitations on the amount of dividends that it may pay. Hoyne Bancorp, Inc. does not own or lease any property. We employ as officers of Hoyne Bancorp, Inc. only persons who are also officers of Hoyne Savings Bank. However, we use the support staff of Hoyne Savings Bank from time to time. We pay Hoyne Savings Bank for the time devoted to Hoyne Bancorp, Inc. by employees of Hoyne Savings Bank; however, these individuals are not separately compensated by Hoyne Bancorp, Inc. Hoyne Bancorp, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Hoyne Savings Bank

Hoyne Savings Bank, an Illinois-chartered stock savings bank, was established in 1887 and since its inception has operated as a savings institution focused primarily on serving the banking needs of customers in our market area of Cook County, Illinois and adjacent communities. We operate from our headquarters and main banking office in Chicago, Illinois, and we have five additional full-service branch offices in Illinois located in Chicago, Oak Lawn, Wheeling and Worth. We also have a loan production office in Oak Park, Illinois.

As of December 31, 2025, we had total assets of $489.4 million including $267.9 million of total loans, total deposits of $321.6 million and stockholders’ equity of $161.4 million. Historically our lending focus has been on making long-term loans to individuals secured by first mortgages on the borrower’s residence and, to a lesser extent, home equity loans. As part of our transition to a more diversified banking institution beginning in 2023, we now offer commercial real estate loans (including commercial construction) and commercial and industrial loans. As of December 31, 2025, $155.3 million, or 56.2%, of our total loan portfolio consisted of commercial real estate (including commercial construction) and commercial and industrial loans. Our main banking office is located at 4786 N. Milwaukee Avenue, Chicago, Illinois 60630 and our telephone number is (773) 283-4100. We are subject to comprehensive regulation and examination by the Illinois Department of Financial & Professional Regulation (“IDFPR”) and the Federal Deposit Insurance Corporation (“FDIC”). Our website address is www.hoyne.com.

Market Area and Competition

Our executive offices are located in Oak Park, Illinois. We have six full-service banking facilities that are located throughout Cook County, Illinois, which is situated along the shore of Lake Michigan with a loan production office in Oak Park, and we serve customers in the broader Chicago-Naperville-Elgin, IL-IN-WI Metropolitan Statistical Area (the “Chicago MSA”).

Our market area consists of Cook County which is located in Northeast Illinois and includes the city of Chicago. With an estimated 2025 population of 5.0 million residents, Cook County is the most populous county in Illinois and the second most populous county in the United States after Los Angeles County, California. More than 40.0% of all residents of Illinois live in Cook County. The county seat of Cook County is the city of Chicago, which is the most populous city in Illinois and the third most populous city in the United States. Cook County also serves as the economic center of the Chicago MSA.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, savings banks and savings associations, credit unions, and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger and have greater financial resources than we do. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Our 138-year history operating in this market has provided us with a familiarity of our local communities and customer base. We give back to our community through contributions to various local organizations and events and through investments in financial literacy at our local schools. We have a diverse staff, many of whom are bilingual, trained to focus on customer service. They utilize our technology infrastructure to provide our customers with the financial products best suited to their needs. In recent years, the market has seen a significant amount of consolidation among its banking institutions, resulting in opportunities to pursue customer relationships that may have been disrupted as a result of this consolidation.

Optimization of our branch network. We have taken action to optimize our branch network as the market has grown and banking habits have changed. Our offices at 63rd Street and Narragansett, and 68th and Pulsaki Road were closed in 2025 and 2024, respectively, and consolidated into a new location at 6257 S. Austin Avenue in Chicago. We previously closed a small branch in Woodstock in 2022.

Lending Activities

General. As of December 31, 2025, our net loan portfolio totaled $267.9 million, or 54.8%, of total assets. Our historical principal lending activity has been the origination of loans collateralized by one to four residential real estate loans located in our market area but we are focusing on increasing our origination of commercial real estate (including commercial construction) and commercial and industrial loans and, to a lesser extent, home equity loans and consumer loans, and other collateral and unsecured personal loans.

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	As of December 31,
	2025		2024
	Amount	%	Amount	%

		(Dollars in thousands)
One to four residential	$109,123	39.5%	$125,345	50.5%
Purchased and participations	5,993	2.2%	8,712	3.5%
Home improvement, first mortgage	457	0.2%	195	0.1%
Home equity lines of credit	5,431	1.9%	6,050	2.4%
Commercial real estate	76,338	27.6%	50,844	20.5%
Commercial and industrial	23,169	8.4%	21,769	8.8%
Commercial construction	46,124	16.7%	22,758	9.2%
Commercial lines of credit	9,706	3.5%	12,531	5.0%
Total loans	276,341	100.0%	248,204	100.0%
Premium on purchase loans	35		45
Loans sold	(4,386)		(4,440)
Loans in process	(304)		4
Allowance for credit losses	(2,682)		(2,126)
Deferred income from loans fees	(1,055)		(759)
Total loans, net	$267,949		$240,928

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2025, before giving effect to net deferred loan costs and the allowance for credit losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

				Home
			Home	Equity
	One to	Purchased	Improvement,	Lines	Commercial	Commercial		Commercial
	Four	and	First	of	Real	and	Commercial	Lines of
	Residential	Participations	Mortgage	Credit	Estate	Industrial	Construction	Credit	Total

	(Dollars in thousands)
Amounts due after December 31, 2025 in:
One year or less	$10,391	26	—	170	14,387	2,995	28,202	2,527	$58,698
After one year through two years	2,214	—	—	27	10,376	3,194	4,900	—	20,711
After two years through three years	2,661	—	25	663	5,189	6,007	—	—	14,545
After three years through five years	2,361	210	—	2,711	39,827	10,973	9,727	6,573	72,382
After five years through ten years	16,692	957	231	386	6,559	—	3,295	606	28,726
After ten years through fifteen years	25,021	2,035	—	1,474	—	—	—	—	28,530
After fifteen years	49,783	2,765	201	—	—	—	—	—	52,749
Total	$109,123	$5,993	$457	$5,431	$76,338	$23,169	$46,124	$9,706	$276,341

The following table shows the dollar amount of our loans as of December 31, 2025, due after 2026, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2025

	(Dollars in thousands)
One to four residential	$98,428	$304	$98,732
Purchased and participations	5,967	—	5,967
Home improvement, first mortgage	457	—	457
Home equity lines of credit	696	4,565	5,261
Commercial real estate	59,774	2,177	61,951
Commercial and industrial	12,291	7,883	20,174
Commercial construction	—	17,922	17,922
Commercial lines of credit	7,179	—	7,179
Total	$184,792	$32,851	$217,643

The following table shows the dollar amount of our loans as of December 31, 2024, due after December 31, 2025 which have fixed interest rates or which have floating or adjustable interest rates.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2024

	(Dollars in thousands)
One to four residential	$117,742	$445	$118,187
Purchased and participations	8,712	—	8,712
Home improvement, first mortgage	195	—	195
Home equity lines of credit	560	5,191	5,751
Commercial real estate	44,186	646	44,832
Commercial and industrial	15,498	4,969	20,467
Commercial construction	—	15,196	15,196
Commercial lines of credit	3,785	1,100	4,885
Total	$190,678	$27,547	$218,225

Loan Originations, Participations and Sales. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. One to four residential mortgage loan applications and consumer loan applications are taken at any of Hoyne Savings Bank’s branch offices, or customers may submit an application on-line. Applications for other loans typically are taken personally by one of our loan officers, although they may be received by a branch office initially and then referred to a loan officer.

Our one to four residential first mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). Our underwriting standards generally require that new one to four residential mortgage loans conform to secondary market standards but a portion of our one to four residential mortgage loans are considered “non-conforming” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by an independent third-party appraiser approved by our board of directors.

Consistent with our interest rate risk strategy, we sell, on a servicing released basis a significant portion of our originations of fixed rate one to four residential mortgage loans. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

In addition to originating loans, we purchase one to four family loans and participation interests in such loans from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.

Loan Originations and Sales. The following table shows our total loans originated, sold and repaid during the periods indicated.

	Year Ended December 31,
	2025	2024

	(Dollars in thousands)
Loan originations:
One to four residential	$2,947	$8,389
Purchased and participations	—	—
Home improvement, first mortgage	290	—
Home equity lines of credit	1,094	3,612
Commercial real estate	29,651	53,710
Commercial and industrial	10,455	21,068
Commercial construction	20,074	19,296
Commercial lines of credit	648	—
Total loan originations	$65,159	$106,075
Loans sold	(1,782)	(3,785)
Loan principal repayments	(34,741)	(50,916)
Total loans sold and principal repayments	$(36,523)	$(54,701)
Increase or (decrease) due to other items, net(1)	(1,116)	(587)
Net increase (decrease) in loans, net and loans held for sale	$27,520	$50,787
(1)	Other items consist of deferred loan fees, the change in allowance for credit losses, the change in premiums on loans purchased, the change in loans in process and the payments on loans sold.

One to Four Residential Mortgage Lending. One of our lending activities consists of the origination of loans secured by first mortgages on one to four residences and home equity lines of credit in our market area. As of December 31, 2025, $114.6 million, or 41.5% of our total loan portfolio, consisted of one to four residential mortgage loans and home equity lines of credit. As of December 31, 2025, the average one to four residential mortgage loan size was approximately $140,000.

Applications for one to four residential mortgage loans are accepted at any of our banking offices and online for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. While our one to four residential first mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae, our underwriting standards do not require that new one to four residential mortgage loans conform to secondary market standards. A small portion of our one to four residential mortgage loans are considered “non-conforming,” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors and are not readily saleable into the secondary mortgage market. We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. In the future, we will also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial three or five years and then adjusts annually. Our ARM loans will have a cap on any increase or decrease in the interest rate of up to 2.0% at any adjustment date and a 5.0% cap above or below the initial interest rate over the life of the loan. The interest rate on our ARM loans is based on the one-year Treasury or the Secured Overnight Financing Rate, or SOFR.

Although adjustable-rate one to four residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one to four residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We underwrite one to four residential mortgage loans with loan-to-value ratios which generally do not exceed 80%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties securing one to four residential first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Commercial Loans. As of December 31, 2025, our commercial portfolio amounted to an aggregate of $155.3 million, or 56.2%, of our total loan portfolio, including $76.3 million of commercial real estate, $46.1 million of construction loans, $23.2 million of commercial and industrial loans, and $9.7 million of commercial lines of credit secured by real estate; none of these categories of commercial loans is dependent upon a small number of borrowers. At such date, the average commercial loan size was $1.1 million.

Commercial Real Estate. Our commercial real estate portfolio is primarily secured by income producing properties, such as retail and multifamily. Our commercial construction portfolio consists primarily of loans for single family and multifamily homes. We plan to increase our emphasis on commercial real estate loans as they generally have shorter terms to maturity, improving Hoyne Savings Bank’s interest rate risk profile, and provide higher yields than one to four residential mortgage loans.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally seek a debt service ratio of at least 1.2x. Generally, commercial real estate loans are appraised by outside independent appraisers; however, if the value of the loan is less than $250,000 we may utilize third-party evaluations in lieu of formal appraisals, which are subsequently reviewed by our credit department.

Personal guarantees are generally obtained from the principals of commercial real estate loan borrowers, although this requirement may be waived in limited circumstances depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property, casualty and title insurance and flood insurance if the property is in a flood zone area. The payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally depends, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties, and we may require additional paydowns to enhance the loan-to-value position.

Commercial real estate lending involves a greater degree of risk than one to four residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. As of December 31, 2025, none of our commercial real estate loans were delinquent more than 30 days, nor were any on non-accrual. We have had no charge-offs of commercial real estate loans for the years ended December 31, 2025 and December 31, 2024.

Commercial and Industrial Lending. As of December 31, 2025, we had $23.2 million of commercial and industrial loans, representing 8.4% of our total loan portfolio. We offer regular lines of credit and revolving lines of credit to small businesses in our market area to finance short-term working capital needs such as accounts receivable and inventory with terms generally up to twelve months and that are due on demand and subject to annual automatic renewal or a renewal process. Our commercial and industrial lines of credit are typically variable rate tied to the prime rate as published in The Wall Street Journal. We generally obtain personal guarantees with respect to commercial and industrial lines of credit. As of December 31, 2025, the average loan size of our commercial and industrial loans was $644,000.

We typically originate commercial and industrial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. Depending on the collateral used to secure the loans, commercial and industrial loans are made in amounts generally of up to 75.0% of the value of the collateral securing the loan. Commercial and industrial loans are generally secured by a variety of collateral, primarily accounts receivable, inventory and equipment. As a result, the availability of funds for the repayment of commercial and industrial loans may substantially depend on the success of the business itself and the general economic environment in our market area. Therefore, commercial and industrial loans that we originate have greater credit risk than one to four residential real estate loans or, generally, consumer loans. In addition, commercial and industrial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, compared to residential real estate loans, and also generally require substantially greater evaluation and oversight efforts such as more frequent review of financial statements and the receipt of borrowing base certificates.

Loan Approval Procedures and Authority. Our board of directors establishes Hoyne Savings Bank’s lending policies and procedures. Our loan policy is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

Various officers or combinations of officers of Hoyne Savings Bank have the authority within specifically identified limits to approve new loans. No individual officer acting alone can approve a loan. Loans up to $3.0 million are reviewed by our management loan committee, which consists of the Chief Executive Officer, the Chief Financial Officer and other commercial loan personnel. Our board-level loan committee, which consists of four directors, has authority to approve loans up to $10.0 million. All other loans must be approved by the full board of directors.

Loans to One Borrower. Generally, an Illinois-chartered savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 25.0% of the savings bank’s total capital plus general loan loss reserves. As of December 31, 2025, Hoyne Savings Bank was in compliance with the loans-to- one borrower limitations. Our largest loan outstanding as of December 31, 2025, after considering the effect of the sale of participations sold in these loans to other financial institutions, is a commercial loan for $9.7 million.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 30 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed, and additional efforts are made to collect the deficiency. All loans that are past due more than 30 days are reported to the board of directors of Hoyne Savings Bank on a monthly basis.

We stop accruing interest on loans (“non-accrual” loans) at the time the loan is 90 days past due unless the credit is adequately collateralized and in process of collection. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt, but not less than six months after returning to accrual status.

Property acquired through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. Our policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure. We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties. We also conduct inspections on foreclosed properties.

The Company accounts for credit losses on loans in accordance with generally accepted accounting principles under ASC 326, Financial Instruments – Credit Losses. Under this guidance, the Company recognizes an allowance for credit losses for loans measured at amortized cost that reflects management’s estimate of expected credit losses over the contractual term of the loan, considering relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company estimates expected credit losses using a segmented approach based on loan type and risk characteristics. Loans that share similar risk characteristics are evaluated collectively. Loans evaluated on a collective basis generally include smaller-balance homogeneous portfolios such as commercial real estate, residential real estate, and consumer loans, where credit risk is assessed using historical loss experience adjusted for current conditions and forecasts. Loans that do not share similar risk characteristics with other loans are evaluated on an individual basis. These generally include larger-balance commercial real estate, construction and land development, and commercial business loans. Individual evaluations consider the borrower’s financial condition, collateral values, cash flow, and other relevant qualitative factors. Loans that are individually evaluated are assessed at least quarterly by management to determine whether expected credit losses are adequately captured in the allowance for credit losses.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

We review and classify loans on no less frequently than a quarterly basis and our board of directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. As of December 31, 2025, we had no loans classified as “doubtful” or “loss,” $1.3 million of loans classified as “substandard” and $1.9 million of loans designated as “special mention.”

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	30 – 89 Days
	Past Due		Total Past		Total
	and	Non-	Due and		Loan
	Accruing	Accrual	Non-Accrual	Current	Balance

	(Dollars in thousands)
December 31, 2025
One to four residential	$782	$389	$1,171	$107,952	$109,123
Purchased and participations	1	42	43	5,950	5,993
Home improvement, first mortgage	—	—	—	457	457
Home equity lines of credit	137	13	150	5,281	5,431
Commercial real estate	—	—	—	76,338	76,338
Commercial and industrial	—	—	—	23,169	23,169
Commercial construction	—	—	—	46,124	46,124
Commercial lines of credit	—	—	—	9,706	9,706
Total	$920	$444	$1,364	$274,977	$276,341
December 31, 2024
One to four residential	$187	$1,419	$1,606	$123,739	$125,345
Purchased and participations	3	45	48	8,664	8,712
Home improvement, first mortgage	—	—	—	195	195
Home equity lines of credit	17	197	214	5,836	6,050
Commercial real estate	—	—	—	50,844	50,844
Commercial and industrial	—	—	—	21,769	21,769
Commercial construction	—	—	—	22,758	22,758
Commercial lines of credit	—	—	—	12,531	12,531
Total	$207	$1,661	$1,868	$246,336	$248,204

The following table sets forth the amounts of our classified loans at the dates indicated.

	As of December 31,
	2025	2024

	(Dollars in thousands)
Substandard loans	$1,294	$1,545
Special mention	1,944	6,076
Total classified loans	$3,238	$7,621

Non-performing Assets. As of December 31, 2025, real estate owned consisted of one property with a book value of $729,000 ($138,900 as of 2024) which is being marketed for sale. The property was a previous bank branch at 63rd Street which closed in 2025. The property in 2024 was a previous bank branch at Pulaski Ave. which closed in 2024.

The following table shows the amounts of our non-accruing loans and loans that are greater than 90 days past due at the dates indicated.

	As of December 31,
	2025	2024

	(Dollars in thousands)
Non-accruing loans:
One to four residential	$389	$1,419
Purchased and participations	42	45
Home improvement, first mortgage	—	—
Home equity lines of credit	13	197
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Commercial lines of credit	—	—
Total non-accruing loans	444	1,661
Total loans outstanding	$276,341	$248,204
Total assets outstanding	$489,377	$449,513
Total non-accruing loans as a percentage of total loans outstanding	0.16%	0.67%
Total non-performing loans as a percentage of total loans outstanding	0.16%	0.67%
Total non-performing loans as a percentage of total assets	0.09%	0.37%
Total non-performing assets as a percentage of total assets(1)	0.24%	0.40%
(1)	Non-performing assets as of December 31, 2025 includes real estate owned of one closed branch, totaling $729,000. Non-performing assets as of December 31, 2024 includes real estate owned of one closed branch, totaling $139,000.

Allowance for Credit Losses

Analysis and Determination of the Allowance for Credit Losses. The allowance for credit losses represents management’s estimate of expected credit losses in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for credit losses is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for credit losses, and subsequent recoveries, if any, are credited to the allowance. All or part, of the principal balance of a loan receivable is charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In accordance with the provisions of the accounting standards under CECL, we estimate the allowance for credit losses balance using relevant available information from both internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience of a defined peer group, by affiliate, paired with economic forecasts, provide the basis for the quantitatively modeled estimates of expected credit losses. We adjust our quantitative model, as necessary, to reflect conditions not already considered by the quantitative model. These adjustments are commonly known as the qualitative factor.

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

We continue to monitor and modify our allowance for credit losses as conditions dictate. No assurances can be given that the level of allowance for credit losses will cover all of the expected losses on the loans or that future adjustments to the allowance for credit losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for credit losses.

Allowance for Credit Losses. The following table sets forth activity in our allowance for credit losses on loans for the periods indicated.

	As of or for the Years
	Ended December 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses on loans at beginning of period	$2,126	$1,653
Provision for (recovery of) credit losses	540	468
Charge-offs:
One to four residential	—	—
Purchased and participations	—	—
Home improvement, first mortgage	—	—
Home equity lines of credit	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Commercial lines of credit	—	—
Total charge-offs	—	—
Recoveries:
One to four residential	16	5
Purchased and participations	—	—
Home improvement, first mortgage	—	—
Home equity lines of credit	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Commercial lines of credit	—	—
Total recoveries	16	5
Net recoveries	16	5
Allowance for credit losses on loans at end of period	$2,682	$2,126
Allowance to non-performing loans	603.79%	128.00%
Allowance to total loans outstanding at the end of the period	0.97%	0.86%

The allowance for credit losses increased from December 31, 2024 to December 31, 2025 due to the increase in volume of the commercial loan portfolio.

The following table set forth additional information with respect to charge-offs by category for the periods indicated.

For the Year Ended
December 31,
	2025	2024
Net charge-offs (recoveries) to average loans outstanding during the period:
One to four residential	(0.006)%	(0.002)%
Purchased and participations	—	—
Home improvement, first mortgage	—	—
Home equity lines of credit	—	—
Construction, first mortgage	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Commercial construction	—	—
Commercial lines of credit	—	—

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	As of December 31,
	2025			2024
						Percent
		Percent of			Percent of	of
		Allowance	Percent of		Allowance	Loans
		in Each	Loans in		in Each	in
	Allowance	Category	Each	Allowance	Category	Each
	for	to Total	Category	for	to Total	Category
	Credit	Allocated	to Total	Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
One to four residential	$1,059	39.5%	39.5%	$1,074	50.5%	50.5%
Purchased and participations	58	2.2%	2.2%	75	3.5%	3.5%
Home improvement, first mortgage	4	0.2%	0.2%	2	0.1%	0.1%
Home equity lines of credit	53	1.9%	1.9%	52	2.4%	2.4%
Commercial real estate	741	27.6%	27.6%	435	20.5%	20.5%
Commercial and industrial	225	8.4%	8.4%	186	8.8%	8.8%
Commercial construction	448	16.7%	16.7%	195	9.2%	9.2%
Commercial lines of credit	94	3.5%	3.5%	107	5.0%	5.0%
Total	$2,682	100%	100%	$2,126	100%	100%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result.

Furthermore, as an integral part of its examination process, the FDIC and the IDFPR will periodically review our allowance for credit losses. As a result of such reviews, we may have to adjust our allowance for credit losses.

Securities Available-for-Sale

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, and federal funds. Our investment strategy is established by the board of directors.

	As of December 31,
	2025		2024
	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value

	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$75,691	$67,465	$87,649	$75,108
U.S. government and agency obligations	45,482	38,499	45,480	35,841
Municipal obligations	706	690	1,181	1,131
U.S. treasuries	—	—	4,471	4,475
Total investment securities available-for-sale	$121,879	$106,654	$138,781	$116,555
Investment securities held-to-maturity:
Mortgage-backed securities	$26,141	$24,241	$31,796	$28,746
U.S. government and agency obligations	1,980	1,580	1,978	1,465
Municipal obligations	248	219	248	204
Total investment securities held-to-maturity	$28,369	$26,040	$34,022	$30,415

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity. The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government-sponsored enterprises such as Fannie Mae, Freddie Mac and the FHLB of Chicago. The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and the Government National Mortgage Association (“Ginnie Mae”) and U.S. treasuries.

As of December 31, 2025, our investment securities available-for-sale portfolio totaled $106.7 million, or 21.8% of total assets at such date. The largest component of our investment securities portfolio as of December 31, 2025 was investment in pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $67.5 million. Our investment in U.S. government and federal agency obligations as of December 31, 2025, was $38.5 million and our investment in municipal obligations as of December 31, 2025, was $690,000.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government.

Investments in mortgage-backed securities involve the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Investment securities are classified at the time of acquisition as securities available-for-sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.

Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for- sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. As of December 31, 2025, $106.7 million in securities were classified as securities available-for-sale. As of December 31, 2025, we had no investments in a single issuer other than securities issued by U.S. government agencies or U.S. government sponsored enterprises, which had an aggregate book value in excess of 10.0% of our stockholders’ equity.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities as of December 31, 2025. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities have been included in one to five years based on average remaining life.

	Amounts as of December 31, 2025, Which Mature In
		After One
		through	After Five
	One Year	Five	through	Over Ten
	or Less	Years	Ten Years	Years	Total

	(Dollars in thousands)
Investment securities available-for-sale:
Mortgage-backed securities	$37	$1,821	$14,754	$59,079	$75,691
U.S. government and agency obligations	—	16,000	29,482	—	45,482
Municipal obligations	—	233	473	—	706
U.S. treasuries	—	—	—	—	—
Total	$37	$18,054	$44,709	$59,079	$121,879
Weighted average yield:
Mortgage-backed securities	2.17%	1.67%	2.03%	1.83%	1.87%
U.S. government and agency obligations	—%	1.33%	1.61%	—%	1.51%
Municipal obligations	—%	3.70%	3.44%	—%	3.53%
U.S. treasuries	—%	—%	—%	—%	—%
Total weighted average yield	2.17%	1.39%	1.77%	1.83%	1.74%
Investment securities held-to-maturity:
Mortgage-backed securities	$70	$2,428	$4,460	$19,183	$26,141
U.S. government and agency obligations	—	—	—	1,980	1,980
Municipal obligations	—	—	248	—	248
U.S. treasuries	—	—	—	—	—
Total	$70	$2,428	$4,708	$21,163	$28,369
Weighted average yield:
Mortgage-backed securities	1.75%	2.07%	2.66%	2.49%	2.48%
U.S. government and agency obligations	—%	—%	—%	1.99%	1.99%
Municipal obligations	—%	—%	1.72%	—%	1.72%
U.S. treasuries	—%	—%	—%	—%	—%
Total weighted average yield	1.75%	2.07%	2.61%	2.49%	2.44%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	As of December 31,
	2025	2024

	(Dollars in thousands)
Fixed-rate:	$117,158	$133,265
Adjustable-rate:	4,721	5,516
Total investment securities available-for-sale	$121,879	$138,781
Fixed-rate:	$26,474	$31,558
Adjustable-rate:	1,895	2,464
Total investment securities held-to-maturity	$28,369	$34,022

Investment Activities

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Additionally, we hold interest-bearing deposits at financial institutions throughout the United States.

Some of these accounts have balances above the FDIC’s per account insurance limit of $250,000. We monitor that credit risk on a quarterly basis. We also hold funds in the Federal Reserve Bank of Chicago and the FHLB of Chicago.

We own several BOLI policies totaling $14.9 million and $17.0 million as of December 31, 2025 and December 31, 2024, respectively. The purpose of these policies is to provide additional non-interest income while offsetting the costs of any defined benefit plans developed in the future. The lives of certain key employees and non-employee directors are insured, and Hoyne Savings Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death. The policies were purchased from various life insurance companies. The design of the plan allows the cash value of the policy to be designated as an asset of Hoyne Savings Bank. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a quarterly, semi-annual or annual basis. The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

BOLI is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by any collateral. We have worked closely with our advisor to select insurance companies and the bond ratings and financial condition of the underlying insurance companies are monitored on a quarterly basis. The failure of one of these insurance companies could result in a significant loss. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not increase in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by our regulators. This asset is considered illiquid because, although we may terminate the policies and receive the original premium plus all earnings at any time, such an action would require the payment of federal income taxes on all earnings since inception.

Sources of Funds

General. Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and FHLB of Chicago advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of now, money market, savings and certificates of deposit accounts. As of December 31, 2025, 49.9% of the funds deposited with Hoyne Savings Bank were in core deposits, which are deposits other than certificate of deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long- standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

We use traditional means of advertising deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. In recent years, we have emphasized the origination of core deposits.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	As of December 31,
	2025		2024
	Amount	%	Amount	%

	(Dollars in thousands)
Certificate accounts:
0.00% – 0.99%	$27,400	8.5%	$33,780	9.5%
1.00% – 1.99%	887	0.3%	1,006	0.3%
2.00% – 2.99%	78,209	24.3%	12,215	3.4%
3.00% or more	54,731	17.0%	145,873	40.8%
Total certificate accounts	$161,227	50.1%	$192,874	54.0%
Transaction accounts:
Savings accounts	89,870	27.9%	102,136	28.6%
Checking accounts	54,215	16.9%	45,165	12.6%
Money market	16,239	5.1%	17,117	4.8%
Total transaction accounts	$160,324	49.9%	$164,418	46.0%
Total deposits	$321,551	100.00%	$357,292	100.0%

The following tables show the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2025			2024
	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid

	(Dollars in thousands)
Savings accounts	$96,644	$268	0.28%	$103,663	$251	0.24%
Checking accounts	65,499	10	0.02%	43,874	26	0.06%
Money market accounts	17,092	249	1.46%	17,036	189	1.11%
Certificates of deposit	190,763	5,758	3.02%	185,289	6,619	3.57%
Total interest-bearing deposits	$369,998	$6,285	1.70%	$349,862	$7,085	2.03%
Total deposits	$369,998	$6,285	1.70%	$349,862	$7,085	2.03%

The following table shows, by various interest rate categories and maturities, the amount of certificates of deposit as of December 31, 2025.

	Balance as of December 31, 2025
	Maturing in the Twelve Months Ending December 31,
	2026	2027	2028	2029	Thereafter	Total

	(Dollars in thousands)
Certificates of deposit
0.00% – 0.99%	$23,710	$3,044	$324	$92	$230	$27,400
1.00% – 1.99%	92	484	311	—	—	887
2.00% – 2.99%	71,031	5,966	332	880	—	78,209
3.00% – or more	53,722	479	530	—	—	54,731
Total certificate accounts	$148,555	$9,973	$1,497	$972	$230	$161,227

The following table shows the maturities of our certificates of deposits with balances of $100,000 or more as of December 31, 2025 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate

	(Dollars in thousands)
March 31, 2026	$34,176	2.92%
June 30, 2026	28,195	2.64%
September 30, 2026	21,000	2.56%
December 31, 2026	9,722	1.78%
After December 31, 2026	6,815	2.12%
Total certificates of deposit with balances of $100,000 or more	$99,908	2.60%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit of $250,000 as of December 31, 2025 by time remaining to maturity.

Quarter Ending:	Amount	Weighted Average Rate

	(Dollars in thousands)
March 31, 2026	$11,105	2.89%
June 30, 2026	9,929	2.82%
September 30, 2026	10,193	2.63%
December 31, 2026	5,603	1.45%
After December 31, 2026	1,636	2.71%
Total certificates of deposit with balances of more than $250,000	$38,466	2.58%

The amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit) was $101.0 million (of which $11.0 million were checking and $51.0 million were savings) and $72.8 million (of which $3.7 million were checking and $32.5 million were savings) as of December 31, 2025 and December 31, 2024, respectively.

Borrowings. Historically, we have not utilized advances from either the FHLB of Chicago or Bankers’ Bank. As of December 31, 2025 and December 31, 2024 there were no FHLB of Chicago or Bankers’ Bank advances outstanding.

Expense and Tax Allocation. Hoyne Savings Bank has an agreement with Hoyne Bancorp, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. During the year ended December 31, 2025, the total of these services was $658,000. In addition, Hoyne Savings Bank and Hoyne, Bancorp, Inc. have an agreement that establishes a method for allocating and for reimbursing the payment of their consolidated tax liability.

Subsidiaries

Currently, Hoyne Bancorp, Inc. has one subsidiary, Hoyne Savings Bank.

Employees and Human Capital Resources

As of December 31, 2025, we had 61 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. The success of our business is highly dependent on our employees, who provide value to our customers and communities. Our workplace culture provides a set of core values: a concern for others, trust, respect, hard work and a dedication to our customers. We seek to hire well-qualified employees who are also a good fit for our value system. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, and keeping the employee portion of health care premiums to a low amount.

We believe that our ability to attract and retain top quality employees will be a key to our future success. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is being a low-cost provider. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees.

In an effort to continue our investment in our employees and as part of the conversion, Hoyne Savings Bank established the Employee Stock Ownership Plan (“ESOP”) for its employees. Shares held in the ESOP are released and allocated to employees on an annual basis based on the ratio of each such participant’s annual compensation.

Supervision and Regulation

General

As an Illinois-chartered savings bank, Hoyne Savings Bank is subject to examination and regulation by the IDFPR, and is also subject to examination by the FDIC as deposit insurer and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of stockholders. Hoyne Savings Bank, also, is a member of and owns stock in the FHLB of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banking and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less-than-satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Hoyne Savings Bank or it’s holding company, Hoyne Bancorp, Inc., from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, federal and state Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions, financial services companies or expand our branch network.

As a savings and loan holding company, Hoyne Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board and the IDFPR, and is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board and the IDFPR. Hoyne Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the IDFPR, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Hoyne Bancorp, Inc. and Hoyne Savings Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Hoyne Savings Bank and Hoyne Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed in this prospectus, and is not intended to be a complete description of such statutes and regulations and their effects on Hoyne Savings Bank and Hoyne Bancorp, Inc.

State and Federal Banking Regulation

Business Activities.   An Illinois-chartered savings bank derives its lending and investment powers from the Illinois Savings Bank Act, and applicable regulations. Under these laws and regulations, an Illinois savings bank may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits.

Capital Requirements.   Illinois and federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. As of December 31, 2025, Hoyne Savings Bank’s capital exceeded all applicable requirements.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Hoyne Savings Bank has elected to utilize the community bank leverage ratio, referred to in this prospectus as the CBLRF, of between 8.0% and 10.0% for institutions with assets of less than $10.0 billion. The community bank leverage is the ratio of a bank’s tangible Tier 1 equity capital to average total consolidated assets and was established by the regulators at 9.0%. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements.

Loans-to-One Borrower.   Generally, an Illinois-chartered savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 25.0% of the savings bank’s total capital plus general loan loss reserves. As of December 31, 2025, Hoyne Savings Bank was in compliance with the loans-to-one borrower limitations.

Dividend Restrictions.   Hoyne Bancorp, Inc. is a legal entity separate and distinct from its subsidiary, Hoyne Savings Bank. There are various legal and regulatory restrictions on the extent to which Hoyne Savings Bank, Inc. can, among other things, finance or otherwise supply funds to Hoyne Bancorp, Inc. Specifically, dividends from Hoyne Savings Bank will be a principal source of Hoyne Bancorp, Inc.’s cash funds and there are certain legal restrictions under Illinois law and regulations on the payment of dividends by state-chartered savings banks. The IDFPR, the FDIC and the Federal Reserve Board also have authority to prohibit Hoyne Bancorp, Inc. and Hoyne Savings Bank from engaging in certain practices deemed to be unsafe and unsound. The payment of dividends could, depending upon the condition of Hoyne Bancorp, Inc. and Hoyne Savings Bank, be deemed to constitute an unsafe and unsound practice.

Illinois law regulates the distribution of dividends by state-chartered banks and provides, in part, that dividends may be declared and paid only out of accumulated net profits. In addition, Illinois law restricts state-chartered banks from declaring and paying dividends from the surplus funds that Illinois law requires state-chartered banks to maintain. Each year Illinois state-chartered savings banks are required to set aside as surplus funds a sum equal to not less than 10.0% of net profits until the surplus funds equal 100% of capital stock.

Community Reinvestment Act and Fair Lending Laws.   Illinois-chartered savings banks have a responsibility under both the Illinois Community Reinvestment Act and the Federal Community Reinvestment Act, (collectively the “Community Reinvestment Acts”), and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The FDIC and the IDFPR are required to assess the savings association’s record of compliance with their respective Community Reinvestment Acts. A savings association’s failure to comply with these provisions could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the IDFPR, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Acts require all institutions to publicly disclose their rating. Hoyne Savings Bank received a “Satisfactory” Community Reinvestment Act rating from the FDIC in its most recent federal examination. Hoyne Savings Bank has not yet been examined by the IDFPR under its Community Reinvestment Act requirements.

Transactions with Related Parties.   An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Hoyne Savings Bank. Hoyne Bancorp, Inc. is an affiliate of Hoyne Savings Bank because of its control of Hoyne Savings Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Hoyne Savings Bank’s authority to extend credit to its directors, executive officers and 10.0% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Hoyne Savings Bank’s unimpaired capital and unimpaired surplus.

In addition, extensions of credit in excess of certain limits must be approved by Hoyne Savings Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Illinois law prohibits Hoyne Savings Bank from making a loan to any person owning 10.0% or more of Hoyne Savings Bank’s capital stock, any affiliated person, agent or attorney of Hoyne Savings Bank, either individually or as an agent or partner of another.

Enforcement.   The IDFPR and FDIC have enforcement responsibility over Hoyne Savings Bank and have authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on Hoyne Savings Bank. Formal enforcement action by the FDIC or IDFPR may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties from the FDIC cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the IDFPR that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness.   Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action.   Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

As of December 31, 2025, Hoyne Savings Bank met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts.   The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Hoyne Savings Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10.0 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Hoyne Savings Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy and Cybersecurity.   The Gramm-Leach-Bliley Act, or GLBA, and its implementing regulations issued by federal regulatory agencies require financial institutions (including banks) to adopt policies and procedures regarding the disclosure of nonpublic personal information about their customers to non-affiliated third parties. In general, financial institutions are required to explain to customers their policies and procedures regarding the disclosure of such nonpublic personal information and, unless otherwise required or permitted by law, financial institutions are prohibited from disclosing such information except as provided in their policies and procedures. Specifically, the GLBA established certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Hoyne Savings Bank currently has a privacy protection policy and security program in place and believes that such policy and program are in compliance with applicable regulations.

Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing Internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

The federal banking agencies have adopted rules providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rules require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector.

USA PATRIOT Act.   Hoyne Savings Bank is subject to the Bank Secrecy Act and USA PATRIOT Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money-laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the Treasury Department, the Financial Crimes Enforcement Network, but compliance by individual institutions is overseen by its primary federal regulator.

Hoyne Savings Bank has established appropriate anti-money laundering and customer identification programs. Hoyne Savings Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount) and reports suspicious activity that might signify money laundering, tax evasion or other criminal activities pursuant to the Bank Secrecy Act. Hoyne Savings Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

The Treasury Department’s Office of Foreign Assets Control, or OFAC, is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If Hoyne Savings Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, Hoyne Savings Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Other Regulations

Interest and other charges collected or contracted by Hoyne Savings Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Truth-in-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit; and
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies.
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

The deposit operations of Hoyne Savings Bank also are subject to, among others, the:

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws;
•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

Hoyne Savings Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. Each Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Hoyne Savings Bank was in compliance with this requirement as of December 31, 2025 based on its ownership of $1.2 million in capital stock of the FHLB of Chicago. The stock has no quoted market value and is carried at cost. Hoyne Savings Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the FHLB of Chicago’s stock. As of December 31, 2025, no impairment had been recognized.

Holding Company Regulation

Hoyne Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board and the IDFPR. The Federal Reserve Board has enforcement authority over Hoyne Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Hoyne Savings Bank.

As a savings and loan holding company, Hoyne Bancorp, Inc.’s activities are limited to those activities permissible by law for financial holding companies (if Hoyne Bancorp, Inc. makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Hoyne Bancorp, Inc. has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

As a savings and loan holding company with less than $3.0 billion in consolidated assets, Hoyne Bancorp, Inc. is exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise.

The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Hoyne Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as Hoyne Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25.0% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10.0% or more of a class of voting stock if the holding company involved has its shares registered under the Exchange Act, or, if the holding company involved does not have its shares registered under the Exchange Act, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

Federal Securities Laws

Hoyne Bancorp, Inc.’s common stock is registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Hoyne Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have established policies, procedures and systems designed to comply with the Sarbanes-Oxley Act of 2002 and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance.

Emerging Growth Company Status

Hoyne Bancorp, Inc. is an emerging growth company. For as long as Hoyne Bancorp, Inc. continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Hoyne Bancorp, Inc. also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Hoyne Bancorp, Inc. will remain an “emerging growth company” for up to five years, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.

Federal and State Income Taxation

General.   Hoyne Bancorp, Inc. and Hoyne Savings Bank are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Hoyne Savings Bank’s income tax returns have not been audited by a taxing authority during the past five years.

Beginning in 2025, Hoyne Bancorp, Inc. files a consolidated federal income tax return with Hoyne Savings Bank.

Method of Accounting.   For federal and state income tax purposes, we report income and expenses on the accrual method of accounting and use a December 31 tax year for filing our federal and state income tax returns.

Bad Debt Reserves.   The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, Hoyne Savings Bank was permitted to establish a reserve for bad debts.

Corporate Dividends-Received Deduction.   Hoyne Bancorp, Inc., as a member of the same affiliated group of corporations as Hoyne Savings Bank, excludes from its income for federal income tax purposes 100% of the dividends received from Hoyne Savings Bank.

State Taxation.    Hoyne Bancorp, Inc. is subject to Illinois corporate income tax and replacement tax based on its Illinois taxable income.

Availability of Annual Report on Form 10-K

This Annual Report on Form 10-K is available on our website at https://investors.hoyne.com/. Information on the website is not incorporated into and is not otherwise considered a part of this Annual Report on Form 10-K.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Hoyne Bancorp, Inc. relies extensively on various information systems and other electronic resources to operate our business. In addition, nearly all of our customers, service providers and other business partners on whom we depend, including the providers of our online banking, mobile banking, and accounting systems, use their own information systems and electronic resources. Any of these systems can be compromised, including through the employees, customers, and other individuals who are authorized to use them, and bad actors who use a sophisticated and constantly evolving set of software, tools, and strategies to do so. Moreover, the nature of our business, as a financial services provider, make us and our business partners high-value targets for these bad actors to pursue.

Accordingly, we have devoted significant resources to assessing, identifying and managing risks associated with cybersecurity threats, including:

●	internal regular assessments of our information systems, existing controls, vulnerabilities and potential improvements;
●	continuous monitoring tools that can detect and help respond to cybersecurity threats in real-time;
●	performing due diligence with respect to our third-party service providers, including their cybersecurity practices, and requiring contractual commitments from our service providers to take certain cybersecurity measures;
●	third-party cybersecurity consultants, who conduct periodic penetration testing, vulnerability assessments and other procedures to identify potential weaknesses in our systems and processes; and
●	periodic cybersecurity training for our workforce.

This information security program is a key part of our overall risk management system, which is administered by our Chief Financial Officer. The program includes administrative, technical and physical safeguards to help ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across the Bank and each of its locations. The Chief Financial Officer reports directly to the board of directors on a quarterly, or more frequently if necessary, basis.

We face a number of cybersecurity risks in connection with our business. From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business, results of operations, and financial condition.

Item 2. Properties

Properties

We currently conduct business from our main office, five full-service branch offices and one loan production office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices as of December 31, 2025.

	Net Book	Amount of
Description/Address	Value	Deposits

	(Dollars)
Main Office:
4786 North Milwaukee Ave., Chicago, IL 60630 and adjacent drive-up	$1,703,805	$128,759,610
Branch Offices:
6257 South Austin Ave., Chicago, IL 60638	$822,529	$69,974,394
7001 West Grand Ave., Chicago, IL 60707	1,938,465	20,437,246
4646 West 103rd St., Oak Lawn, IL 60453(1)	52,850	22,739,771
699 West Dundee Road, Wheeling, IL 60090	732,162	40,460,859
11139 South Harlem Ave., Worth, IL 60482	873,348	84,977,643
Loan Production Office:
810 South Oak Park Ave., Oak Park, IL 60304(2)	$38,324	$—
(1)	The branch office located in Oak Lawn, Illinois is leased by Hoyne Savings Bank. The lease expires on January 31, 2026. The annual lease payment is $81,600.
(2)	The loan production office located in Oak Park, Illinois is leased by Hoyne Savings Bank. The lease expires on December 31, 2025, Hoyne Savings Bank has leased the office until December 31, 2030 and has options to renew. The annual lease payment is $100,236.

Item 3. Legal Proceedings

We are not presently involved in any legal proceedings of a material nature. From time to time, we are subject to various legal actions arising in the normal course of our business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Hoyne Bancorp, Inc.’s common stock is listed on the Nasdaq Capital Market, under the symbol “HYNE”. As of December 31, 2025, there were 8,096,938 shares of our common stock issued and outstanding, which were held by approximately 302 stockholder of record (excluding the number of persons or entities holding stock in street name through various brokerage firms). Our common stock began trading on the Nasdaq Capital Market on December 4, 2025, with an initial price of $10.00 per share.

We do not currently intend to pay cash dividends to our stockholders, and no assurances can be given that any such dividends will be paid in the future. The payment and amount of any dividends will be subject to statutory and regulatory limitations, and will depend upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; our other uses of funds for the long-term value of stockholders; tax considerations; and general economic conditions.

We are subject to state law limitations and federal bank regulatory policy on the payment of dividends. Delaware law generally limits dividends to be paid out of capital surplus or, if there is no surplus, out of net profits from the fiscal year in which the dividend is declared, and the preceding fiscal year, subject to certain limitations.

Additionally, Federal Reserve policy could restrict future dividends on our common stock, depending on our earnings and capital position and likely needs. See “Supervision and Regulation – Federal Banking Regulations – Capital Distributions” and “Supervision and Regulation – Holding Company Regulations”.

Unregistered Sales and Purchases of Equity Securities. There were no unregistered sales of Hoyne Bancorp, Inc.’s common stock during the year ended December 31, 2025. Additionally, there were no repurchases of shares of Hoyne Bancorp, Inc.’s common stock during the year ended December 31, 2025.

Use of Proceeds from Offering and Sale of Securities. Hoyne Bancorp, Inc. completed its stock offering in connection with the conversion on December 3, 2025. The Company sold 7,935,000 shares of common stock (the adjusted maximum of the offering range), which includes 647,755 shares sold to the Hoyne Savings Bank’s Employee Stock Ownership Plan (the “ESOP”), at a price of $10.00 per share for gross offering proceeds (before deducting offering expenses) of approximately $79.4 million, and after deducting $3.7 million of selling agent commissions and offering expenses paid to third parties, the Company received total net proceeds of $75.7 million. The Company also contributed 161,938 additional shares of common stock and contributed $250,000 in cash to the Hoyne Charitable Foundation, Inc., which was established in connection with the conversion.

All of the shares were sold pursuant to the Company’s Registration Statement on Form S-1, as amended (File No. 333- 288102) (the “Registration Statement”), which was declared effective by the SEC on September 30, 2025. Keefe, Bruyette & Woods, Inc. acted as selling agent in the offering and served as financial advisor to the Company and the Bank in connection with the conversion.

There has been no material change in the planned use of proceeds as described in our prospectus dated September 30, 2025, that was filed with the SEC on October 2, 2025, pursuant to Rule 424(b)(3) under the Securities Act (the “Prospectus”). See the section captioned “How We Intend to Use the Proceeds From the Offering” in the Prospectus.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects the consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of Hoyne Bancorp, Inc. and its subsidiary, Hoyne Savings Bank. The information in this section as of December 31, 2025 and December 31, 2024 and for the years then ended is derived from the audited consolidated financial statements which appear beginning on page F-1 of this annual report. You should read the information in this section in conjunction with the business and financial information provided in this annual report.

Overview

Hoyne Savings Bank, a wholly owned subsidiary of Hoyne Bancorp, Inc., is a community-oriented savings bank headquartered in Chicago, Illinois. We originate commercial real estate (including commercial construction), commercial and industrial, and one to four residential mortgage loans and, to a lesser extent, home equity loans. We currently operate six full- service banking offices and one loan production office in Cook County, Illinois. See “Business of Hoyne Savings Bank — Market Area and Competition” for more information concerning our primary market area.

Our primary sources of funds consist of attracting deposits from the general public and using those funds and other sources to originate loans to our customers and invest in securities. As of December 31, 2025, we had total assets of $489.4 million, including $267.9 million in net loans and $106.7 million of investment securities available-for-sale, and investment securities held-to-maturity of $28.4 million, total deposits of $321.6 million and total equity of $161.4 million.

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

Critical Accounting Policies

In reviewing and understanding financial information for Hoyne Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this filing. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition as of December 31, 2025 and December 31, 2024

Total Assets. Total assets increased $39.9 million or 8.9% to $489.4 million as of December 31, 2025 compared to $449.5 million as of December 31, 2024. The increase resulted primarily from increases in cash and cash equivalents of $32.3 million and loans receivable, net of $27.0 million. These increases were offset by decreases in investment securities available-for-sale of $9.9 million, investment securities held-to-maturity of $5.7 million, Bank Owned Life Insurance of $2.1 million, and net deferred tax assets of $1.4 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $32.3 million, or 210.5%, to $47.6 million as of December 31, 2025 compared to $15.3 million as of December 31, 2024. The increase primarily reflects the effect of the results of the Company’s initial public offering completed December 3, 2025.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $9.9 million, or 8.5%, to $106.7 million as of December 31, 2025 from $116.6 million as of December 31, 2024. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Investment Securities Held-to-Maturity. Investment securities held-to-maturity decreased $5.7 million, or 16.6%, to $28.4 million as of December 31, 2025 from $34.0 million as of December 31, 2024. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Loans Receivable, Net. Loans receivable, net increased $27.0 million, or 11.2%, to $267.9 million as of December 31, 2025 from $240.9 million as of December 31, 2024. The increase reflects the efforts to increase the commercial loan portfolio.

Bank Owned Life Insurance. Bank Owned Life Insurance decreased $2.1 million, or 12.0%, to $14.9 million as of December 31, 2025 from $17.0 million as of December 31, 2024. The liquidity from this decrease was used to fund the loan portfolio.

Net Deferred Tax Assets. Deferred tax assets decreased $1.4 million, or 13.3%, to $9.4 million compared to $10.8 million as of December 31, 2024. The decrease was primarily due to the reduction in the deferred tax asset for unrealized losses on available for sale investments as the overall unrealized loss on available for sale investments decreased during 2025.

Deposits. Deposits decreased $35.7 million, or 10.0%, to $321.6 million as of December 31, 2025 from $357.3 million as of December 31, 2024. Certificates of deposit decreased in that period $31.6 million, primarily due to the interest rate environment.

Total Equity. Total equity increased $75.6 million, or 88.0%, to $161.4 million as of December 31, 2025 from $85.8 million as of December 31, 2024. The increase was due to the net capital raised during the Company’s initial public offering completed on December 3, 2025 of $79.4 million.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances. The table also reflects the yields on interest-earning assets and costs of interest-bearing liabilities for the periods shown.

	For the Year ended December 31,
	2025			2024
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$250,518	$15,875	6.34%	$210,499	$11,526	5.48%
Certificates of deposit with other financial institutions	950	20	2.11%	1,350	37	2.74%
Interest-bearing cash and cash equivalents	39,151	1,316	3.45%	22,037	977	4.43%
Investment securities available-for-sale	111,486	2,411	2.16%	126,740	3,093	2.44%
Investment securities held-to-maturity	30,923	669	2.16%	44,733	1,093	2.44%
FHLB of Chicago stock	1,166	60	5.15%	1,166	58	4.97%
Bankers’ Bank Stock	922	15	1.63%	992	15	1.51%
Total interest-earning assets	435,116	20,366	4.68%	407,517	16,799	4.12%
Noninterest-earning assets	36,774			35,196
Total assets	$471,890			$442,713
Interest-bearing liabilities:
Savings accounts	96,644	268	0.28%	103,663	251	0.24%
Checking accounts	65,499	10	0.01%	43,874	26	0.06%
Money market accounts	17,092	249	1.46%	17,036	189	1.11%
Certificates of deposit(1)	190,763	5,758	3.02%	185,289	6,619	3.57%
Total interest-bearing deposits	$369,998	$6,285	1.70%	$349,862	$7,085	2.03%
Total interest-bearing liabilities	369,998	6,285	1.70%	349,862	7,085	2.03%
Noninterest-bearing liabilities	7,205			6,644
Total liabilities	$377,203			$356,506
Equity	94,687			86,207
Total liabilities and equity	$471,890			$442,713
Net interest income		14,081			9,714
Interest rate spread(2)			2.98%			2.09%
Net interest-earning assets(3)	65,118			57,655
Net interest margin(4)			3.24%			2.38%
Average interest-earning assets to average-interest bearing liabilities	117.60%			116.48%
(1)	CDARS added to certificates of deposit in 2024. None existed in 2025.
(2)	Equals the difference between the yield on average earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by total interest-earning assets.

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

	Year Ended
	December 31, 2025 vs. 2024
	Increase		Total
	(Decrease)		Increase
	Due to		(Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$2,383	$1,966	$4,349
Certificates of deposit with other financial institutions	(10)	(7)	(17)
Interest-bearing cash and cash equivalents	474	(135)	339
Investment securities available-for-sale	(349)	(333)	(682)
Investment securities held-to-maturity	(309)	(115)	(424)
FHLB of Chicago stock and Bankers’ Bank stock	(2)	4	2
Total interest-earning assets	$2,187	$1,380	$3,567
Interest-bearing liabilities:
Savings accounts	(13)	30	17
Checking accounts	23	(39)	(16)
Money market accounts	1	59	60
Certificates of deposit	204	(1,065)	(861)
Total interest-bearing liabilities	$215	$(1,015)	$(800)
Change in net interest income	$1,972	$2,395	$4,367

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

General. For the year ended December 31, 2025, we had a net income of $233,000 compared to a net loss of $2.0 million for the year ended December 31, 2024. The primary reasons for the net income in 2025 compared to a net loss in 2024 were an increase of $3.6 million in interest income, a decrease in interest expense on deposits of $800,000, an increase in noninterest income of $140,000, an increase of $1.4 million in noninterest expense and a decrease of $811,000 in tax benefit. Offsetting these positive impacts was an increase in the provision for credit losses of $72,000.

Interest Income. Total interest income, which includes primarily interest earned on loans and the investment securities portfolio, increased $3.6 million, or 21.2%, to $20.4 million for the year ended December 31, 2025, compared to $16.8 million for the year ended December 31, 2024. The increase in interest income was primarily driven by an increase in interest income on loans of $4.3 million, or 37.7%, during 2025. The growth in the commercial loan portfolio during 2025 of $47.4 million accounted for the majority of the increase in interest income in 2025 compared to 2024. The increase in interest income was offset by a $1.1 million decrease in interest on investments primarily due to decreases in the balance of investments available for sale of $9.9 million and investments held-to-maturity of $5.7 million.

Interest Expense on Deposits. Interest expense on deposits decreased $800,000, or 11.3%, to $6.3 million for the year ended December 31, 2025, compared to $7.1 million in 2024. The decrease in interest expense was primarily due to the balance of higher-cost certificates of deposit decreasing $31.6 million, while lower-cost core deposits decreased $4.1 million, during 2025 compared to 2024.

Provision for Credit Losses. The provision for credit losses increased $72,000, or 15.4%, to $540,000 for the year ended December 31, 2025, compared to $468,000 for the year ended December 31, 2024, based on management’s evaluation of and growth in the loan portfolio during 2025.

Noninterest Income. Noninterest income increased $140,000, or 13.0%, to $1.2 million for the year ended December 31, 2025, compared to $1.1 million for 2024, primarily due to an increase in gains on real estate owned sales of $227,000 offset by a $133,000 decrease in fee income.

Noninterest Expense. Noninterest expense, which includes primarily contributions and employee compensation and benefits, increased $1.4 million, or 10.8%, to $14.7 million for the year ended December 31, 2025, compared to $13.3 million for the year ended December 31, 2024. The major factors in the increase were a one-time contribution to establish the charitable foundation for $1.9 million and an increase of $567,000 in other expenses, including increased expenses due to additional investments in technology and data processing offset by a $878,000 decline in compensation expenses and a $158,000 decline in occupancy expenses.

Income Tax (Benefit) Expense. The income tax benefit decreased $811,000, or 78.4%, to a $224,000 tax benefit for the year ended December 31, 2025, compared to a $1.0 million income tax benefit during the year ended December 31, 2024. The major factor in the decrease was the result of the improvement in the market value change in the unrealized loss of AFS securities along with a decrease in pre-tax loss in 2024 compared to pre-tax income in 2025.

Exposure to Changes in Interest Rates. Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest- earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of securities available-for-sale and primarily one to four family, residential, commercial real estate (including commercial construction) and commercial and industrial loans, which have fixed and variable rates of interest. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest rise.

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its NPV over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Management reviews the quarterly reports from third-party industry sources, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of December 31, 2025 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of
				Portfolio Value of
	Net Portfolio Value			Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$154,295	$(17,610)	(10.2)%	31.7%	(3.6)%
200	160,524	(11,381)	(6.6)%	33.0%	(2.3)%
100	166,440	(5,465)	(3.2)%	34.2%	(1.1)%
Static	171,905			35.3%
(100)	175,749	3,844	2.2%	36.1%	0.8%
(200)	177,168	5,263	3.1%	36.4%	1.1%
(300)	175,542	3,637	2.1%	36.1%	0.8%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2025.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$17,583	$(266)	(1.5)%
200	17,705	(144)	(0.8)%
100	17,791	(58)	(0.3)%
Static	17,849
(100)	17,729	(120)	(0.7)%
(200)	17,377	(472)	(2.6)%
(300)	16,490	(1,359)	(7.6)

The table above indicates that as of December 31, 2025, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending December 31, 2026 would be expected to decrease by $266,000, or 1.5% to $17.6 million.

Liquidity and Capital Resources. Hoyne Savings Bank maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. As of December 31, 2025, we had no outstanding advances from the FHLB of Chicago, and had the capacity to borrow approximately $66.1 million from the FHLB of Chicago.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was $1.2 million and ($2.8 million) for the years ended December 31, 2025 and 2024, respectively. Net cash (used in) investing activities, which consists primarily of change in loans receivable, was ($2.8 million) and ($11.7 million) for the years ended December 31, 2025 and 2024, respectively. Net cash provided by financing activities, which primarily consists of change in deposits and proceeds from stock offering, was $33.8 million and $5.1 million for the years ended December 31, 2025 and 2024, respectively.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments.

Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of certificates of deposit will be retained. In addition, we participate in the IntraFi network, which includes CDARS as an alternate source of funding with agreed upon interest rates.

As of December 31, 2025, Hoyne Savings Bank was well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2023, Hoyne Savings Bank elected to begin using the CBLRF. Under CBLRF, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9.0% subject to a limited two-quarter grace period, during which the leverage ratio cannot go 100 basis points below the then- applicable threshold, and will not be required to calculate and report risk-based capital ratios. Hoyne Savings Bank’s Tier 1 capital to average assets for the leverage ratio was 24.8% and 19.9% as of December 31, 2025 and December 31, 2024, respectively. Additionally, as of December 31, 2025, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level by $80.6 million, or 15.8%.

Off-Balance Sheet Arrangements. As of December 31, 2025, we had $32.7 million of outstanding commitments to originate loans. Our total letters and lines of credit and unused lines of credit totaled $22.6 million as of December 31, 2025. We had unfunded construction loans as of December 31, 2025 of $16.0 million. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2025, totaled $148.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of December 31, 2025.

	Total
	Amounts	Amount of Commitment Expiration – Per Period
	Committed at		One to	Three to
	December 31,	To One	Three	Five	After Five
	2025	Year	Years	Years	Years

	(Dollars in thousands)
Unused lines of credit	$22,612	$2,160	$11,257	$6,075	$3,120
Commitments to originate loans	32,662	32,662	—	—	—
Unfunded construction loans	15,750	5,946	4,654	4,182	968
Total commitments	$71,024	$40,768	$15,911	$10,257	$4,088

Contractual Cash Obligations. The following table summarizes our contractual cash obligations as of December 31, 2025.

		Payments Due by Period
	Total at		One to	Three to
	December 31,	To One	Three	Five	After Five
	2025	Year	Years	Years	Years

	(Dollars in thousands)
Certificates of deposit	$161,227	$148,555	$11,470	$1,202	$—
Total contractual obligations	$161,227	$148,555	$11,470	$1,202	$—

Impact of Inflation and Changing Prices. The consolidated financial statements and related financial data presented herein regarding Hoyne Bancorp, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Recent Accounting Pronouncements. For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Exposure to Changes in Interest Rates.”

Item 8.Financial Statements And Supplementary Data

The consolidated financial statements, including supplemental data, of Hoyne Bancorp, Inc. and its consolidated subsidiary begins on page F-1 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Hoyne Bancorp, Inc. and Subsidiary

Oak Park, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Hoyne Bancorp, Inc. and Subsidiary (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Bank Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

Wipfli LLP

Atlanta, Georgia

March 26, 2026

"Wipfli" is the brand name under which Wipfli LLP and Wipfli Advisory LLC and its respective subsidiary entities provide professional services. Wipfli LLP and Wipfli Advisory LLC (and its respective subsidiary entities) practice in an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable law, regulations, and professional standards. Wipfli LLP is a licensed independent CPA firm that provides attest services to its clients, and Wipfli Advisory LLC provides tax and business consulting services to its clients. Wipfli Advisory LLC and its subsidiary entities are not licensed CPA firms."

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31,

	2025	2024
Assets
Cash and cash equivalents	$47,595,452	$15,327,048
Certificates of deposit	870,000	1,350,000
Investment securities:
Available-for-sale, (amortized cost of $121,879,182 and $138,780,879 at December 31, 2025 and 2024, respectively)	106,653,763	116,554,742
Held-to-maturity, at amortized cost	28,368,567	34,021,548
Federal Home Loan Bank of Chicago stock (FHLB)	1,165,700	1,165,700
Bankers Bank stock	992,250	992,250
Real Estate Owned (REO)	729,427	138,900
Loans receivable, net of allowance for credit losses of $2,681,819 and $2,125,993 at December 31, 2025 and 2024, respectively	267,948,847	240,928,137
Premises and equipment, net	7,419,746	7,749,515
Accrued interest receivable	1,450,864	1,481,853
Bank-owned life insurance (BOLI)	14,948,941	16,990,161
Core deposit intangibles	138,000	322,000
Deferred tax assets	9,365,776	10,805,732
Other assets	1,730,128	1,685,609
Total assets	$489,377,461	$449,513,195
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$321,550,766	$357,291,930
Advances from borrowers for taxes and insurance	3,060,374	2,753,319
Accounts payable and accrued expenses	3,400,711	3,637,584
Total liabilities	328,011,851	363,682,833
Stockholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 9,500,000 shares authorized, 8,096,938 issued and outstanding	80,969	-
Unallocated common stock - ESOP	(6,455,960)	-
Additional paid-in capital	77,240,509	-
Retained earnings	101,386,267	101,720,939
Accumulated other comprehensive loss	(10,886,175)	(15,890,577)
Total stockholders' equity	161,365,610	85,830,362
Total liabilities and stockholders' equity	$489,377,461	$449,513,195

See accompanying notes.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31,

	2025	2024
Interest income:
Loans receivable	$15,874,999	$11,526,269
Investment securities	3,079,714	4,186,151
Other	1,411,610	1,086,297
Total interest income	20,366,323	16,798,717
Interest expense, deposits	(6,284,665)	(7,084,677)
Net interest income	14,081,658	9,714,040
Provision for credit losses	(540,000)	(468,000)
Net interest income after provision for credit losses	13,541,658	9,246,040
Noninterest income:
Customer service fees	190,118	323,466
Gain on sale of REO	345,258	118,750
Other	684,460	637,672
Total noninterest income	1,219,836	1,079,888
Noninterest expense:
Compensation	(6,091,934)	(6,969,993)
Occupancy	(2,631,086)	(2,789,181)
Advertising	(95,475)	(61,975)
Amortization of core deposit intangible	(184,000)	(184,000)
Contribution to charitable foundation	(1,869,380)	-
Other	(3,880,698)	(3,313,312)
Total noninterest expense	(14,752,573)	(13,318,461)
Income (Loss) before income taxes	8,921	(2,992,533)
Income tax (benefit):
Tax Expense (benefit)	(223,769)	(1,034,716)
Net income (loss)	232,690	(1,957,817)

Earnings per share - basic and diluted	$ 0.03	-
Weighted-average shares outstanding - basic and diluted	7,451,342	-

Other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of income taxes of $1,996,316 in 2025, $11,392 in 2024	5,004,402	28,572
Total other comprehensive income	5,004,402	28,572
Comprehensive income (loss)	$5,237,092	$(1,929,245)

See accompanying notes.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Year Ended December 31,

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

Balance at December 31, 2023	$—	$—	$—	$103,678,756	$(15,919,149)	$87,759,607
Net (loss)				(1,957,817)		(1,957,817)
Other comprehensive income					28,572	28,572
Balance, December 31, 2024	$—	$—	$—	$101,720,939	$(15,890,577)	$85,830,362

Net income				232,690		232,690
Merger of wholly owned subsidiaries				(567,362)		(567,362)
Proceeds from issuance of shares	79,350	(6,477,550)	75,614,763			69,216,563
ESOP shares committed to be released		21,590	7,985			29,575
Donation of stock to charitable foundation	1,619		1,617,761			1,619,380
Other comprehensive income					5,004,402	5,004,402
Balance, December 31, 2025	$80,969	$(6,455,960)	$77,240,509	$101,386,267	$(10,886,175)	$161,365,610

See accompanying notes.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31,

	2025	2024
Net cash flows from operating activities:
Net Income (loss)	$232,690	$(1,957,817)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	643,450	680,868
Accretion of premiums and discounts	(154,869)	(246,727)
Provision for credit losses	540,000	468,000
Amortization of core deposit intangible	184,000	184,000
Accretion of Loan credit and yield adjustment	(40,987)	(38,349)
Gain on sale of REO	(345,258)	(118,750)
Increase in cash surrender value of BOLI	(656,124)	(571,020)
ESOP compensation expense	29,575	—
Change in other assets	(44,519)	16,749
Change in accrued interest receivable	30,989	(212,508)
Deferred income tax benefit	(556,360)	(1,238,070)
Contribution to charitable foundation	1,869,380	—
Change in accounts payable and accrued expenses	(486,873)	259,100
Net cash flows from operating activities	1,245,094	(2,774,524)
Net cash flows from investing activities:
Purchase of BOLI	—	(13,916,414)
Redemption from BOLI	2,697,344	10,752,071
Merger of wholly owned subsidiaries	(567,362)	—
Proceeds from maturities of certificates of deposit	1,350,000	1,350,000
Purchase of certificates of deposit	(870,000)	(1,350,000)
Proceeds from repayment of available-for-sale securities	17,011,562	20,423,668
Repayment of held-to-maturity securities	5,697,985	23,521,797
Change in loans receivable	(27,519,723)	(50,787,164)
Proceeds from sale of REO	484,158	318,750
Purchase of premises and equipment	(1,043,108)	(978,347)
Purchase of Bankers Bank stock	—	(992,250)
Net cash flows from investing activities	(2,759,144)	(11,657,889)
Net cash flows from financing activities:
Change in deposit accounts	(35,741,164)	4,416,707
Change in advances from borrowers for taxes and insurance	307,055	667,301
Proceeds from stock offering	79,350,000	—
Stock offering costs	(3,655,887)	—
Purchase of ESOP shares	(6,477,550)	—
Net cash flows from financing activities	33,782,454	5,084,008
Net change in cash and cash equivalents	32,268,404	(9,348,405)
Cash and cash equivalents:
Beginning of the period	15,327,048	24,675,453
End of the period	$47,595,452	$15,327,048
Supplemental cash flow information:
Cash paid during the period for Interest	$6,322,183	$6,871,054
Taxes paid during the period	—	50,000
Premises and Equipment transferred to ORE	729,427	138,900

See accompanying notes.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

Hoyne Bancorp, Inc, a Delaware corporation (the “Company”) was formed to serve as the stock holding company for Hoyne Savings Bank (“Bank”) as part of the mutual-to-stock conversion. Upon completion of the conversion, which occurred on December 3, 2025, Hoyne Bancorp, Inc. became 100% owner of Hoyne Savings Bank. 100% of the common stock of Hoyne Bancorp, Inc. is held by the public, Hoyne Charitable Foundation, and Employee Stock Ownership Program. The cost of the reorganization and the issuing of common stock totaling approximately $3.7 million was deferred and deducted from the sales proceeds of the offering. In connection with the mutual-to-stock conversion completed on December 3, 2025, Hoyne Savings, MHC and Hoyne Financial Corporation merged into Hoyne Bancorp, Inc. The merger eliminated $567,362 of negative equity. As a holding company of a savings and loan, Hoyne Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). In connection with the conversion, it also issued 161,938 shares of common stock and donated $250,000 in cash to Hoyne Charitable Foundation, Inc.

2.Nature of Operations

Hoyne Savings Bank is an Illinois stock institution. The Bank operates as a single segment and its principal business consists of originating commercial real estate loans (including commercial construction), commercial and industrial loans, one to four residential properties, and to a lesser extent home equity loans and lines of credit and other consumer loans in the market areas surrounding its branch footprint. The Bank also established a loan production office in Oak Park, Illinois in 2023 and attracts retail deposits from the general public as well as deposits from commercial customers in the areas surrounding the main office and branches, offering a wide variety of deposit products and services. The Bank also invests in securities. Its revenues are derived primarily from interest on loans and investment securities. Its primary sources of funds are deposits, and principal and interest payments on loans and investment securities.

3.Summary of Significant Accounting Policies

Principles of Consolidation — The current year consolidated financial statements include the accounts and results of operations of Hoyne Bancorp, Inc. and Hoyne Savings Bank. The prior year consolidated financial statements included the accounts and results of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Significant estimates used in the preparation of these financial statements and disclosures include the allowance for credit losses, realizability of net deferred income tax assets and the fair values of financial instruments. For these estimates, it is reasonably possible that the recorded amounts or related disclosures could significantly change in the near future as more information is available.

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

HOYNE BANCORP, INC AND SUBSIDIARY

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

The Bank uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

Management believes the Bank will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss given default rate). The Bank obtains information from FHN Financial, a reputable third party valuation provider, to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

The past due status of a security is based on the contractual terms in the security. The accrual of interest on a security is discontinued when the security becomes 90 days delinquent or whenever management believes the issuer will be unable to make payments as they become due. When securities are placed on nonaccrual status, all unpaid accrued interest is reversed against interest income.

The Bank excludes accrued interest receivable from the amortized cost basis of both securities held to maturity and available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities held to maturity totaling approximately $69,000 and $81,000 and accrued interest on securities available for sale totaling approximately $312,000 and $370,000 at December 31, 2025 and 2024, respectively, was excluded from the amortized cost basis of securities held to maturity and available for sale.

The Bank evaluates individual securities available for sale in an unrealized loss position by first determining whether the decline in fair value below the amortized cost basis of the security has resulted from a credit loss or other factors. A credit loss exists when the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Bank considers the extent to which the fair value is less than the amortized cost basis, adverse conditions related to the security, the industry, or geographic areas, the payment structure of the debt security, failure of the issuer to make scheduled payments, and any changes to the rating of the security. Impairment related to credit losses is recognized through an allowance for credit losses up to the amount that fair value is less than the amortized cost basis. Changes to the allowance are recognized through earnings as a provision for (or recovery of) credit losses. Impairment related to other factors is recognized in other comprehensive income.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Stock in Federal Home Loan Bank of Chicago and Bankers Bank — The Bank, as a member of the Federal Home Loan Bank system is required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. Federal Home Loan Bank of Chicago (FHLB) stock is recorded at cost and classified as a restricted security. No readily available market exists for this stock and it has no quoted market value. Redemptions of FHLB stock are at par value. The stock is evaluated for impairment annually based on the ultimate recoverability of the par value without regard to temporary declines in value. The Bank also holds stock in Bankers Bank as part of our available funds requirement. Bankers Bank stock is recorded at cost and classified as a restricted security. Based on an evaluation of these investments as of December 31, 2025 and 2024, management is of the opinion the cost of this investment will be recovered.

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

Management considers the following when assessing risk in the Bank’s loan portfolio:

Commercial

Loans in this portfolio are primarily income-producing properties throughout the Chicago area. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this portfolio. Management obtains rent rolls annually and continually monitors the cash flows of these loans. Loans in this segment also include those made to businesses and secured by assets of the business. Repayment is expected from operations of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality of these loans.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Residential Real Estate

Loans in this portfolio primarily include owner-occupied 1-4 family residences secured by 1st liens. The Bank generally has 2nd liens on property securing home equity loans. The Bank generally does not originate loans with a loan-to-value ratio greater than 85% and does not generally grant loans that would be classified as subprime upon origination. All loans in this portfolio are collateralized by residential real estate and repayment is dependent on the credit quality of the individual borrower or borrowers. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment.

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

The following describes the types of collateral that secure collateral dependent loans:

●	Commercial and industrial loans considered collateral dependent are primarily secure by accounts receivable, inventory and equipment
●	Commercial real estate — Construction loans are primarily secured by resident and commercial properties, which are under construction and/or redevelopment, and by raw land
●	Commercial real estate loans — Other are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants.
●	Residential — First mortgages are primarily secured by first liens on residential real estate.
●	Residential — Junior mortgages are primarily secured by first and junior liens on residential real estate.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Management evaluates all collectively evaluated loan pools using the weighted average remaining life ("remaining life") methodology. The remaining life methodology applies calculated quarterly net loss rates to collectively evaluated loan pools on a periodic basis based on the estimated remaining life of each pool. The estimated losses under the remaining life methodology are then adjusted for qualitative factors deemed appropriate by management.

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

The Bank excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling approximately $1,035,000 and $991,000 at December 31, 2025 and 2024, respectively, was excluded from the amortized cost basis of loans.

In addition to the allowance for credit losses on loans, the Bank calculates a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable credit losses over the contractual terms of the Bank's noncancellable loan commitments. The Bank deemed the calculated reserve for unfunded commitments as immaterial as of December 31, 2025 and 2024.

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

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Real Estate Owned — At the time of foreclosure, foreclosed real estate is recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the property are included in other noninterest expenses. Mortgage loans in the process of foreclosure at December 31, 2025 and 2024 totaled $324,000 and $680,000, respectively.

Real estate owned can also include former bank locations and land that management has committed to a plan to sell and have been classified as held-for-sale. Once the criteria for classification as held for sale is met, the asset is reclassified from Premises and Equipment to Real Estate Owned on the consolidated balance sheet and is initially measured at the lower of its carrying amount or fair value less cost to sell. Subsequent to the initial reclassification, valuations are periodically performed by management, and the asset is reviewed for impairment with any adjustments to the carrying amount included in noninterest expense.

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

Core Deposit Intangibles — The core deposit intangibles (CDI) were acquired in business combinations. On October 16, 2020, the Bank acquired Loomis Federal Savings and Loan Association which included a CDI of $3,000. The Bank has an additional CDI of $2,705,000 from a previous business combination that is being amortized over its estimated useful life of 120 months. Accumulated amortization at December 31, 2025, was $2,567,000 ($2,383,000 at December 31, 2024). The CDIs are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No events or circumstances indicating impairment exist as of December 31, 2025 and 2024.

Aggregate amortization expense is expected to be as follows:

Year	Amount
2026	$138,000

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

HOYNE BANCORP, INC AND SUBSIDIARY

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

Advertising — The Bank expenses the cost of advertising the first time the advertising takes place. Advertising expense was $95,475 in 2025 ($61,975 in 2024).

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

With few exceptions, the Company is no longer subject to federal or state examination by tax authorities for years ending before December 31, 2022.

Comprehensive Income — Accounting principles generally require that recognized revenue, expense, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the consolidated statement of financial condition. Such items, along with net income, are considered components of comprehensive income.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.Summary of Significant Accounting Policies (continued)

Segment Information — The Bank’s reportable segment is determined by the Chief Financial Officer (CFO) based upon information provided about the Bank’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the CFO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products / services, and customers are similar. The CFO will evaluate the financial performance of the Bank’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Bank’s segment and in the determination of allocating resources. The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CFO uses consolidated net income (loss) to benchmark the Bank against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the consolidated statement of income, provide the significant expenses in the banking operation. All operations are domestic.

The Bank operates under a single segment. Segment performance is evaluated using consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statement of cash flows.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.Investment Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, as of December 31, are as follows:

	2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,481,617	$—	$(6,982,127)	$38,499,490
Mortgage-backed	75,691,943	57,929	(8,285,569)	67,464,303
Municipal bonds	705,622	—	(15,652)	689,970
Total available-for-sale securities	$121,879,182	$57,929	$(15,283,348)	$106,653,763
Held-to-maturity securities:
Agencies	$1,979,906	$—	$(399,706)	$1,580,200
Mortgage-backed	26,140,434	27,316	(1,926,619)	24,241,131
Municipal bonds	248,227	—	(29,539)	218,688
Total Held-to-maturity securities	$28,368,567	$27,316	$(2,355,864)	$26,040,019

	2024
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,479,588	$-	$(9,638,673)	$35,840,915
Mortgage-backed	87,649,493	31,047	(12,572,716)	75,107,824
Municipal bonds	1,180,450	-	(49,787)	1,130,663
Treasuries	4,471,348	6,319	(2,327)	4,475,340
Total available-for-sale securities	$138,780,879	$37,366	$(22,263,503)	$116,554,742
Held-to-maturity securities:
Agencies	$1,978,130	$—	$(513,110)	$1,465,020
Mortgage-backed	31,795,457	6,091	(3,055,778)	28,745,770
Municipal bonds	247,961	—	(44,248)	203,713
Total Held-to-maturity securities	$34,021,548	$6,091	$(3,613,136)	$30,414,503

The amortized cost and fair value of investment securities by contractual maturity as of December 31, are as follows:

	2025
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	16,232,686	14,669,260	—	—
Due after 5 years to 10 years	29,954,553	24,520,200	248,227	218,688
Due after 10 years	—	—	1,979,906	1,580,200
Total	46,187,239	39,189,460	2,228,133	1,798,888
Mortgage-backed	75,691,943	67,464,303	26,140,434	24,241,131
Total	$121,879,182	$106,653,763	$28,368,567	$26,040,019

During 2025 and 2024, the Bank did not sell any available-for-sale securities.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.Investment Securities (continued)

Information pertaining to debt securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$6,982,127	$38,499,490
Mortgage-backed	71	82,495	8,285,498	63,915,752
Municipal bonds	336	221,398	15,316	468,573
Total	$407	$303,893	$15,282,941	$102,883,815

	2024
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$9,638,673	$35,840,915
Mortgage-backed	23,441	1,726,876	12,549,275	71,083,679
Municipal bonds	—	—	49,787	1,130,663
Treasuries	—	—	2,327	1,989,840
Total	$23,441	$1,726,876	$22,240,062	$110,045,097

At December 31, 2025, 23 agencies securities are in an unrealized loss position with aggregate depreciation of 15.35% from the Bank’s amortized cost basis, 174 mortgage-backed securities are in an unrealized loss position with aggregate depreciation of 11.46% from the Bank’s amortized cost basis, and three municipal bond securities are in an unrealized loss position with aggregate depreciation of 2.22% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold debt securities for the foreseeable future, the Bank expects to recover the amortized cost basis of these securities before they are sold or mature.

The Bank regularly evaluates various attributes of securities held to maturity to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the major security type.

The Bank evaluates the credit quality of securities issued by the U.S. government (e.g., U.S. Treasury bonds) and U.S. government-sponsored agencies (e.g., FNMA (“Fannie Mae”) and FHLMC (“Freddie Mac”) mortgage-backed securities) by considering the creditworthiness and performance of the securities and the strength of guarantees. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Based on this analysis, the Bank believes it will collect all amounts owed on these securities and has not recognized an allowance for credit losses on these securities.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.Investment Securities (continued)

Other securities held to maturity are generally evaluated using credit ratings, which are a key indicator of a debt security’s probability of default. The Bank uses credit ratings issued by S&P or Moody’s (or both). These ratings are updated monthly. The Bank may also consider other relevant information that becomes known about the issuer’s or the security’s performance.

No accrued interest was written off during 2025 and 2024. No securities held to maturity were past due or on nonaccrual as of December 31, 2025 and 2024.

5.Loans Receivable

Loans receivable at December 31, consist of the following:

	2025	2024
One to four residential	$109,123,048	$125,345,417
Purchased and participations	5,992,744	8,711,693
Home improvement, first mortgage	456,585	194,556
Home equity line of credit (HELOC)	5,430,495	6,050,047
Commercial, construction	46,124,341	22,758,553
Commercial and Industrial	23,168,855	21,768,830
Commercial Real Estate	76,338,492	50,843,796
Commercial Line of Credit (LOC)	9,706,074	12,531,371
Total	276,340,634	248,204,263
Add premiums on purchased loans	35,012	44,725
Less:
Loans sold	(4,386,377)	(4,439,698)
Loans in process	(303,925)	4,351
Allowance for credit losses	(2,681,819)	(2,125,993)
Deferred income from loan fees	(1,054,678)	(759,511)
	$267,948,847	$240,928,137

Activity in the allowance for credit losses is summarized for the year ended December 31, as follows:

			Home
		Purchased	improvement		Construction,		Commercial	Commercial
	One to Four	and	first		first	Commercial	and	real
	Residential	participations	mortgage	HELOC	mortgage	construction	industrial	estate	LOC	Total
Allowance for Credit Loss
Beginning balance January 1, 2024	$1,227,325	$84,363	$2,884	$43,365	$1,619	$64,929	$47,777	$180,810	$—	$1,653,072
Provision	(158,600)	(9,743)	(1,217)	8,457	(1,619)	130,009	138,684	254,692	107,337	468,000
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	4,921	—	—	—	—	—	—	—	—	4,921
Ending balance December 31, 2024	$1,073,646	$74,620	$1,667	$51,822	$—	$194,938	$186,461	$435,502	$107,337	$2,125,993
Provision	(30,459)	(16,462)	2,764	880	—	252,687	38,387	305,345	(13,142)	540,000
Charge-offs	—	—	—	—	—	—	—	—	—	—
Recoveries	15,826	—	—	—	—	—	—	—	—	15,826
Ending balance December 31, 2025	$1,059,013	$58,158	$4,431	$52,702	$—	$447,625	$224,848	$740,847	$94,195	$2,681,819

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

Information regarding accrued interest written off by reversing interest income for the year ended December 31, 2025 and 2024 follows:

	One to four
	residential	HELOC
2025
Accrued interest written off to interest income	$33,762	$—

	One to four
	residential	HELOC
2024
Accrued interest written off to interest income	$35,473	$14,432

Loans over 90 days delinquent, on which the accrual of interest has been discontinued, amounted to approximately $444,000 at December 31, 2025 (approximately $1,661,000 at December 31, 2024). If interest on these loans had been accrued, such income would have approximated $34,000 at December 31, 2025 ($50,000 at December 31, 2024).

The aging of loans receivable by class of receivable at December 31, is as follows:

		30 – 89	Non-Accrual
2025	Current	days	90+ days	Total
One to four residential and home improvement	$108,408,029	$782,762	$388,842	$109,579,633
Purchased and Participations	5,950,748	74	41,922	5,992,744
HELOCs	5,279,693	137,402	13,400	5,430,495
Commercial & Industrial	23,168,855	—	—	23,168,855
Commercial real estate	76,338,492	—	—	76,338,492
Commercial construction	46,124,341	—	—	46,124,341
Commercial LOC	9,706,074	—	—	9,706,074
	$274,976,232	$920,238	$444,164	$276,340,634

		30 – 89	Non-Accrual
2024	Current	days	90+ days	Total
One to four residential and home improvement	$123,933,876	$187,280	$1,418,817	$125,539,973
Purchased and Participations	8,663,843	2,934	44,916	8,711,693
HELOCs	5,835,887	17,252	196,908	6,050,047
Commercial & Industrial	21,768,830	—	—	21,768,830
Commercial real estate	50,843,796	—	—	50,843,796
Commercial construction	22,758,553	—	—	22,758,553
Commercial LOC	12,531,371	—	—	12,531,371
	$246,336,156	$207,466	$1,660,641	$248,204,263

There were no loans that were 90+ days past due and accruing interest at December 31, 2025 and 2024. As of December 31, 2025 there was one non-accrual loan that had a related allowance of $50,958. As of December 31, 2024, no non-accrual loans had a related allowance.

When, for economic or legal reasons related to the borrower's financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled loan modification (TLM). Troubled loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms.  There were no new troubled loan modifications in 2025 and 2024.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

The Bank considers a troubled loan modification in default if it becomes past due more than 30 days. No troubled loan modifications defaulted within 12 months of their modification date during the years ended December 31, 2025 and 2024.

Collateral dependent loans, including those considered troubled loan modifications (TLMs) as of December 31, and specific allowance recognized on the loans during the year ended December 31, are as follows (in thousands):

	2025
	Loan	Specific
	Balance	Allowance
Collateral dependent other than TLMs:
One to four residential	$27,650	$—
Troubled loan modifications:
One to four residential	—	—
Purchased and participations	—	—
Total collateral dependent loans	$27,650	$—

	2024
	Loan	Specific
	Balance	Allowance
Collateral dependent other than TLMs:
One to four residential	$82,377	$—
Troubled loan modifications:
One to four residential	87,361	—
Purchased and participations	79,361	—
Total collateral dependent loans	$249,099	$—

The Bank has no commitments to loan additional funds to the borrowers whose loans have determined to be collateral dependent.

Business commercial loans are generally evaluated using the following internally prepared ratings:

“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectibility of the contractual loan payments is highly probable.

“Watch / special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectibility of the contractual loan payments is still probable.

“Substandard” ratings are assigned to loans that so not have adequate collateral and/or debt service ability such that collectibility of the contractual loan payments is no longer probable.

“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of December 31, 2025 and 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
One to four residential	$3,146,615	$4,896,929	$3,822,770	$7,008,598	$24,384,598	$63,877,670	$—	$107,137,180
Purchased and Participations	—	—	—	—	—	5,992,744	—	5,992,744
Home improvement, first mortgage	290,000	—	129,116	21,200	—	16,269	—	456,585
Home equity line of credit	—	—	—	—	—	—	5,430,495	5,430,495
Commercial construction	—	—	—	—	—	—	46,124,341	46,124,341
Commercial and industrial	10,455,011	11,215,201	476,563	—	—	—	—	22,146,775
Commercial real estate	29,650,827	34,161,725	12,296,188	—	—	—	—	76,108,740
Commercial line of credit	647,680	3,558,394	5,500,000	—	—	—	—	9,706,074
Total pass	$44,190,133	$53,832,249	$22,224,637	$7,029,798	$24,384,598	$69,886,683	$51,554,836	$273,102,934
Special Mention
One to four residential	—	—	—	—	520,892	171,240	—	692,132
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	1,022,080	—	—	—	—	—	1,022,080
Commercial real estate	—	229,752	—	—	—	—	—	229,752
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$1,251,832	$—	$—	$520,892	$171,240	$—	$1,943,964
Substandard
One to four residential	—	—	—	—	—	1,293,736	—	1,293,736
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,293,736	$—	$1,293,736
Total	$44,190,133	$55,084,081	$22,224,637	$7,029,798	$24,905,490	$71,351,659	$51,554,836	$276,340,634
Current year to date period gross write-offs
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.Loans Receivable (continued)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolvers	Total
Pass
One to four residential	$5,420,878	$4,330,316	$7,305,100	$26,489,097	$21,224,949	$58,589,741	$—	$123,360,081
Purchased and Participations	—	—	—	—	—	8,711,693	—	8,711,693
Home improvement, first mortgage	—	—	—	—	—	194,556	—	194,556
Home equity line of credit	—	—	—	—	—	—	6,050,047	6,050,047
Commercial construction	—	—	—	—	—	—	22,758,553	22,758,553
Commercial and industrial	18,396,116	539,987	2,832,727	—	—	—	—	21,768,830
Commercial real estate	30,240,129	14,968,581	—	—	—	—	—	45,208,710
Commercial line of credit	—	—	—	—	—	—	12,531,371	12,531,371
Total pass	$54,057,123	$19,838,884	$10,137,827	$26,489,097	$21,224,949	$67,495,990	$41,339,971	$240,583,841
Special Mention
One to four residential	—	—	—	—	—	440,481	—	440,481
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	235,019	5,400,067	—	—	—	—	—	5,635,086
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$235,019	$5,400,067	$—	$—	$—	$440,481	$—	$6,075,567
Substandard
One to four residential	—	—	—	472,642	469,965	602,248	—	1,544,855
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$472,642	$469,965	$602,248	$—	$1,544,855
Total	$54,292,142	$25,238,951	$10,137,827	$26,961,739	$21,694,914	$68,538,719	$41,339,971	$248,204,263
Current year to date period gross write-offs
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.Premises and Equipment

Premises and equipment at December 31, consist of the following:

	2025	2024
Land	$961,340	$884,727
Buildings and improvements	17,458,451	17,980,406
Furniture, fixtures, and equipment	2,666,401	2,833,980
Total	21,086,192	21,699,113
Less accumulated depreciation	13,725,031	14,408,621
Construction in progress	58,585	459,023
	$7,419,746	$7,749,515

Depreciation expense for the year ended December 31, 2025, was $643,450 ($680,868 for the year ended December 31, 2024).

The Bank leases a building for one of its branches. The Bank does not have any future lease commitments for that facility, and is operating on a month-to-month basis. Rent expense was $81,600 during 2025 and 2024. The Bank also leases its Oak Park office. The three year lease was effective in January of 2023 and expired on December 31, 2025, and the bank did not include renewal option periods in the original right of use asset as the renewal option was not determined to be reasonably certain to occur at lease inception. The right of use asset and lease liability is $0 as of December 2025, $73,972 as of December 31, 2024. The right of use asset is included in other assets on the consolidated statement of financial condition and the lease liability is included in accounts payable and accrued expenses on the consolidated statement of financial condition. All final payments on the lease were made in 2025.

7.Related Party Transactions

The Bank conducts transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity for related party loans:

	2025	2024
Beginning Balance	$313,288	$323,761
Change in Directors	—	—
Loans Advanced	—	—
Repayments	10,872	10,473
Ending Balance	$302,416	$313,288

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $2.9 million and $2.0 million at December 31, 2025 and 2024, respectively.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.Deposits

Deposit accounts at December 31, consist of the following:

	2025	2024
Demand accounts
Passbook accounts	$89,869,558	$102,135,468
NOW accounts	54,215,292	45,165,211
Daily money market accounts	16,238,887	17,117,354
Total demand deposits	160,323,737	164,418,033
Certificates of deposit	161,227,029	192,873,897
Total of all deposit accounts	$321,550,766	$357,291,930

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $38,965,386 at December 31, 2025 and $36,549,650 at December 31, 2024.

Uninsured deposits at December 31, 2025, were approximately $27,023,000 ($32,224,000 at December 31, 2024).

At December 31, scheduled maturities of certificates of deposit are as follows:

2025
Amount
Maturities:
Within one year	$148,554,734
One to two years	9,972,836
Two to three years	1,496,774
Three to four years	972,424
Four to five years	230,261
$161,227,029

9.Commitments and Contingencies

Concentration of credit risk — Most of the Bank’s loans and off-balance-sheet commitments have been granted to borrowers in the bank’s market area. The concentrations of credit by type are set forth in Note 5. The Bank’s exposure to credit risk is significantly affected by economic changes in the Bank’s market area.

Commitments — The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, or other termination clauses, and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer’s credit- worthiness on a case by case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management’s credit evaluation of the potential borrower.

At December 31, 2025, the Bank had made commitments to potential borrowers and other third parties to lend approximately $48,657,000 ($33,183,000 in 2024). Applicable interest rates on loan commitments will be based on market rates at the corresponding closing date. As of December 31, 2025, the Bank had outstanding commitments for unused lines of credit totaling $22,612,000 ($9,716,000 in 2024).

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.Commitments and Contingencies (continued)

FHLB Master Contract Agreement — The Bank has a master contract agreement with the FHLB that provides for borrowing up to the maximum of 76% of the book value of the Bank's qualifying one-to-four-family residential real estate loans. The FHLB provides both fixed and floating rate advances. Floating rates are based on, but not directly tied to, short-term market rates of interest, such as Secured Overnight Financing Rate (SOFR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. FHLB advances are also secured by $1,165,700 of FHLB stock owned by the Bank on December 31, 2025 and December 31, 2024. At December 31, 2025, the Bank’s available and unused portion of the borrowing agreement totaled approximately $66,146,000 based on loans pledged of $87,432,000.

10.Fair Value Measurements and Disclosures

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, the Bank may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated loans and real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, the Bank is required to disclose, but not record, the fair value of other financial instruments.

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

Certificates of Deposit

The carrying value of certificates of deposit is a reasonable estimate of fair value given short term nature of instruments.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.Fair Value Measurements and Disclosures (continued)

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

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Available-for-sale debt securities:
Mortgage-backed	$—	$67,464,303	$—	$67,464,303
Agencies	—	38,499,490	—	38,499,490
Municipal bonds	—	689,970	—	689,970
Total available-for-sale debt securities	$—	$106,653,763	$—	$106,653,763

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2024
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2024
Available-for-sale debt securities:
Mortgage-backed	$—	$75,107,824	$—	$75,107,824
Agencies	—	35,840,915	—	35,840,915
Municipal Bonds	—	1,130,663	—	1,130,663
Treasuries	4,475,340	—	—	4,475,340
Total available-for-sale debt securities	$4,475,340	$112,079,402	$—	$116,554,742

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

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Fair Value Measurements and Disclosures (continued)

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

Real Estate Owned

Real estate owned properties are adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned assets are carried at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, the Bank records the real estate owned as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the real estate owned asset as nonrecurring Level 3.

Deposits

The fair value of savings accounts, interest-bearing checking accounts, noninterest-bearing checking accounts and market rate checking accounts is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificate of deposits is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Assets Recorded at Fair Value on a Recurring Basis

The Bank’s only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $106.7 million and $116.6 million at December 31, 2025 and 2024, respectively. They are classified as Level 1 and Level 2.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.Fair Value Measurements and Disclosures (continued)

Assets Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

The carrying amounts and estimated fair value (in thousands) of the Bank’s financial instruments at December 31, 2025 and 2024 are as follows:

		2025		2024
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$47,595	$47,595	$15,327	$15,327
Certificates of deposit	Level 2	870	870	1,350	1,350
Investment securities AFS	Level 2	106,654	106,654	112,080	112,080
Treasuries	Level 1	—	—	4,475	4,475
Investment securities HTM	Level 2	28,369	26,040	34,022	30,415
Other Investments	Level 3	2,158	2,158	2,158	2,158
Accrued interest receivable	Level 1	1,451	1,451	1,481	1,481
Loans, net	Level 3	267,949	258,840	240,928	232,226
Bank owned life insurance	Level 2	14,949	14,949	16,990	16,990
Financial liabilities:
Deposits	Level 2	321,551	320,437	357,292	355,997
Accrued interest payable	Level 1	735	735	773	773

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

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Current	$332,591	$203,354
Deferred expense (benefit)	(556,360)	(1,238,070)
Total expense (benefit)	$(223,769)	$(1,034,716)

The difference between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate to income (loss) before taxes for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Statutory Federal tax rate	21%	21%
Pretax income at statutory rate	$1,873	$(628,432)
State income tax, net of federal benefit	(71,012)	(280,506)
Cash surrender value of life insurance	(137,787)	(126,634)
Permanent adjustments	18,245	(111)
Other	(35,088)	967
Total expense (benefit)	$(223,769)	$(1,034,716)

The following summarizes the sources and expected tax consequences of future deductions or income for income tax purposes which comprised the net deferred taxes at December 31, 2025 and 2024:

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Deferred income tax assets:
Allowance for credit losses	$764,453	$606,014
Accrued bonuses	104,506	101,506
Deferred loan fees	300,636	216,499
Unrealized loss on AFS securities	4,339,244	6,335,560
Net operating losses	4,387,861	3,989,658
Other	3,040	48,502
Total deferred income tax assets	9,899,740	11,297,739
Deferred income tax liabilities:
Premises and equipment	(341,366)	(79,678)
Merger related activities	(114,335)	(304,735)
FHLB Stock dividend	(78,263)	(78,263)
Other	—	(29,331)
Total deferred income tax liabilities	(533,964)	(492,007)
Net deferred income tax asset	$9,365,776	$10,805,732

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.Income Taxes (continued)

The Company establishes a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company is subject to federal income tax and income tax of state taxing authorities. The Company's federal and state income tax returns for the years ended December 31, 2025, 2024, 2023 and 2022 are open to audit under the statutes of limitations.

Included in income tax reserves was approximately $14,400,000 in bad debt reserves for which no deferred income tax liability had been recorded at December 31, 2020. The reserves represent bad debt reductions for tax purposes only. Reduction of these reserves for actual loan write-offs would create taxable income, which would be subjected to the current corporate income tax rate. There was no unrecorded deferred liability on this amount at December 31, 2025 and 2024. In 2022, the Bank’s average assets for the year exceeded $500,000,000, and as a result, the Bank is now classified as a large bank, which requires recapture of the tax bad debt reserves into taxable income in 2022, 2023, 2024 and 2025 under U.S. Treasury regulations. Federal and Illinois net operating losses, if available, can be used to offset these recaptures, except that the Illinois net loss deduction for Illinois income tax purposes is limited to $100,000 per year in 2022 and 2023 and $500,000 for 2024 and 2025. Under the guidance in Financial Accounting Standards Board Accounting Standards Codification 942-740, since the Bank is required to recapture the tax bad debt reserves, the Bank recognized the deferred tax liability in 2022.

Hoyne Bancorp, Inc. and Subsidiaries have federal net operating loss carryforwards of approximately $6,427,000, expiring in December 2033 to December 2036, and approximately $4,229,000 with indefinite expiration, available to offset future taxable income. Included in total federal net operating loss carryforwards are acquired net operating loss carryforwards of approximately $4,931,000 which are limited, under Section 382 IRC, for future utilization to approximately $585,000 per year during their carryforward years.

The Bank has state of Illinois net operating loss carryforwards of approximately $27,645,000 that will begin to expire in 2036.

12.Regulatory Information

The Bank is required to maintain minimum levels of net worth. At December 31, 2025 and 2024, the Bank’s net worth exceeded these requirements.

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

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.Regulatory Information (continued)

The Bank qualified for and elected to opt into the optional Community Bank Leverage Ratio Framework (CBLRF). The CBLRF provides for a simple measure of capital adequacy for certain community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Generally, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than nine percent, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.

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

Management believes, as of December 31, 2025 and 2024, that the Bank meets all capital adequacy requirements to which it is subject. The most recent notification from Regulatory Authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

			Requirements
			Well
			Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Tier 1 capital (to average assets for the leverage ratio)	$126,916	24.8%	$46,351	9.0%
As of December 31, 2024:
Tier 1 capital (to average assets for the leverage ratio)	$89,067	19.9%	$40,363	9.0%

13.Retirement Plans

Postretirement healthcare benefits are provided to certain retired employees covering 75 percent of healthcare premiums. As of December 31, 2025, there was $0 accrued and included in accounts payable and accrued expenses reported on the consolidated statement of financial condition ($119,000 as of December 31, 2024). The postretirement healthcare benefits program concluded in 2025.

The Bank participated in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan. The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all the assets stand behind all the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The Bank ended this plan in 2024. In 2023 the Bank accrued $640,000 to terminate the plan based on current market rates and estimates of termination costs. In 2024, when

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

the plan was terminated, the rate environment had shifted and the termination costs were covered by what was in the plan. The Bank reversed the estimated termination costs during 2024.

The Bank has a retirement savings plan covering substantially all full-time employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Bank's contribution to the plan is based on a percentage of each participant's compensation. The Bank's contribution expense totaled $125,724 in 2025 ($139,383 in 2024).

14.ESOP

In conjunction with the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Bank will make annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Shares allocated to participants are vested by 100% after five years of service, credit is given for years of service with Hoyne Savings Bank prior to adoption of the ESOP. Participants will also become fully vested in the case of death, disability or retirement.

In connection with the Company’s initial public stock offering, the ESOP borrowed $6.48 million from the Company for the purpose of purchasing shares of the Company’s common stock. A total of 647,755 shares were purchased with the loan proceeds. Accordingly, common stock acquired by the ESOP is shown as a reduction of shareholder’s equity. The loan is expected to be repaid over a period of up to 25 years.

A partial annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $30,000 for the year ended December 31, 2025. There was no ESOP compensation expense for the year ended December 31, 2024. At December 31, 2025 there were no shares allocated to participants. There were 2,159 shares committed to be released to participants and 645,596 unallocated shares at December 31, 2025. The fair value of unallocated ESOP shares totaled approximately $9.4 million at December 31, 2025.

15.Earnings Per Share (EPS)

Basic EPS represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the year ended December 31, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for purposes of the EPS calculation. EPS data is not applicable for the year ended December 31, 2024 as the Company had no shares outstanding.

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.Earnings Per Share (EPS) (continued)

Year Ended
December 31, 2025
Net income applicable to common shares	$232,690

Average number of common shares outstanding	8,096,938
Less: Average unallocated ESOP shares	(645,596)
Weighted average shares outstanding for basic EPS	7,451,342
Earnings per common share basic and diluted	$0.03

16.Condensed Parent Company Only Financial Information

A condensed summary of Hoyne Bancorp, Inc. financial information is shown.

Parent Only Condensed Balance Sheets

December 31,
2025
Assets
Cash in bank subsidiary	$31,342,684
Investment in subsidiary, at underlying equity	122,828,338
Deferred tax assets	978,399
ESOP loan receivable	6,455,958
Other assets	60,231
Total assets	$161,665,610
Liabilities and Stockholders’ Equity
Liabilities: Accounts payable	300,000
Total liabilities	300,000
Stockholders’ equity:
Total stockholders’ equity	161,365,610
Total liabilities and stockholders’ equity	$161,665,610

HOYNE BANCORP, INC AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.Condensed Parent Company Only Financial Information (continued)

Parent Only Condensed Statements of Income

December 31,
2025
Interest income:
Income on ESOP loan	$33,541
Total interest income	$33,541
Interest expense:
Total interest expense	—
Net interest income	$33,541
Noninterest expenses:
Compensation	(94,928)
Contributions to charitable foundation	(1,869,380)
Other noninterest expense	(30,433)
Loss before income taxes	$(1,961,200)
Income tax benefit	576,518
Equity in undistributed income (loss) of Bank	1,617,372
Net income	$232,690

Parent Only Condensed Statements of Cash Flows

December 31,
2025
Cash flows from operating activities:
Net income	$232,690
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(1,617,372)
Deferred income tax benefit	(576,518)
Contributions to charitable foundation	1,869,380
Other assets and liabilities	3,731
Net cash used in operating activities	$(88,089)
Cash flows from investing activities:
Payments from ESOP loan	21,592
Capital injection into the Bank	(37,807,382)
Net cash used in investing activities	$(37,785,790)
Cash flows from financing activities:
Proceeds from Stock offering	79,350,000
Stock offering costs	(3,655,887)
Purchase of ESOP shares	(6,477,550)
Net cash provided by financing activities	$69,216,563
Net change in cash and cash equivalents	31,342,684
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$31,342,684

17.Subsequent Events

Subsequent events have been evaluated through March 26, 2026 which is the date the financial statements were available to be issued.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls & Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the chief executive officer and chief financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the weaknesses in internal control over financial reporting as described below.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Hoyne Bancorp, Inc. is responsible for establishing and maintaining effective internal control over financial reporting. Internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements. Internal control over financial reporting includes self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management assessed the effectiveness of Hoyne Bancorp, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our Chief Executive Officer and our Chief Financial Officer have determined that the Company’s internal control over financial reporting was not effective as of December 31, 2025, as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of the Company’s 2025 audited financial statements, management identified a material weakness in internal control over financial reporting related to the accounting for deferred tax assets and stock issuance activity associated with the reorganization and conversion completed on December 3, 2025, as further described below.

In connection with the preparation of the Company’s audited financial statements for the fiscal year ended December 31, 2025, a deficiency in internal control over financial reporting relating to the Company’s deferred tax asset (the “DTA”) was identified. Specifically, the DTA balances for the merged entities as a result of the reorganization and conversion were incorrectly written off to retained earnings rather than transferring these balances to the newly formed holding company. Accordingly, the initial deferred tax calculation at December 31, 2025 being used was incorrect. The discrepancy was identified in preparation of the Company’s tax returns in early 2026 and in connection with the preparation of its 2025 year-end audit.

Also, in connection with the preparation of the Company's audited financial statements for the year ended December 31, 2025, it was determined that the expense related to the contribution of the shares of the Company's common stock and cash that were contributed to the Foundation was not recorded on a timely basis to Hoyne Bancorp, Inc. The delay was caused by outside parties not confirming the dollar amounts of the common stock donated and the actual date of the cash contribution. Once the confirmations were received, entries were made and the expense allocated to Hoyne Bancorp, Inc.

As a result of these deficiencies a material weakness in internal control over financial reporting existed, and the Company’s management concluded that the Company did not maintain effective internal control over financial reporting, at December 31, 2025.

Remediation Plans for the Material Weakness

The Company’s management believes that the material weakness identified above is the result of deficiencies related to certain one-time events and the specific accounting treatment of these items in connection with the Company’s stock offering and conversion in 2025. Management has undertaken steps to enhance its financial reporting controls and procedures, and continues to seek to enhance its financial and accounting expertise, supplemented by additional resources as needed. As a result, the Company believes that the material weakness identified and described above has been remediated as of the date of the filing of this Annual Report.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, Hoyne Bancorp, Inc.’s internal control over financial reporting.

Item 9B.Other Information

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.Directors, Executive Officers And Corporate Governance

Directors and Executive Officers. The information concerning our directors and executive officers required by this item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Delinquent Section 16(a) Reports. The information concerning the filing of any delinquent reports by our directors and executive officers pursuant to the requirements of Section 16(a) of the Exchange Act required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end or our fiscal year.

Code of Business Conduct and Ethics. Our Board of Directors has adopted a code of ethics (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer and principal accounting officer and persons performing similar functions. A copy of the Code of Ethics is available without charge upon written request to Corporate Secretary, Hoyne Bancorp, Inc., 810 S. Oak Park Avenue, Oak Park, Illinois 60304, and is also posted on our website at www.investors.hoyne.com. If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

Insider Trading. The information regarding the Company’s Insider Trading Policy and related procedures adopted by the Company that govern the purchase, sale, and other dispositions of the Company’s securities by directors, officers, and employees, or the Company required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Stockholder Nominating Procedures. The information concerning procedures as to how stockholders can nominate directors for election at a stockholder meeting required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Audit Committee. The information regarding our Audit Committee and Audit Committee Financial Expert required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 11.Executive Compensation

The information concerning the compensation paid to our executive officers and directors required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 12.Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information concerning the ownership of our common stock by certain beneficial owners and management required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Securities Authorized for Issuance under Stock-Based Compensation Plans

None.

Item 13.Certain Relationships And Related Transactions, And Director Independence

The information concerning certain relationships and related party transactions, our policy regarding the review and approval of related party transactions and our directors’ independence required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information concerning the services provided by and the fees paid to our independent registered public accounting firm, Wipfli LLP, required by this item will be included in and is incorporated herein by reference from the 2026 Proxy Statement, a copy of which will be filed with the SEC no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

(a)1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.	Financial Statement Schedules. See “Part II. Item 8. Financial Statements and Supplementary Data”
3.	Exhibit Index:

Exhibit No.	Description
2.1	Plan of Conversion of Hoyne Savings, MHC (1)
3.1	Certificate of Incorporation of Hoyne Bancorp, Inc. (1)
3.2	Bylaws of Hoyne Bancorp, Inc. (1)
4.1	Description of the Company’s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended
10.1†	Employment Agreement by and between Hoyne Bancorp, Inc., Hoyne Savings Bank and Walter F. Healy
10.2†	Employment Agreement by and between Hoyne Bancorp, Inc., Hoyne Savings Bank and Thomas S. Manfre
19.1	Insider Trading Policy
21.1	Subsidiaries of Hoyne Bancorp, Inc.
24.1	Power of Attorney (set forth on signature page hereto)
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002
97.1	Hoyne Bancorp, Inc. Compensation Recovery Policy
101

Financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Date File – the cover page XBRL taxonomy is embedded within the Inline XBRL document

_________________________________________

† Indicates management compensatory contract or plan.

(1) Filed as an exhibit to Hoyne Bancorp, Inc.'s Registration Statement on Form S-1 (File No. 333-288102) and incorporated herein by reference.

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b) Financial Statement Schedules

No financial statement schedules are filed because the required information is inapplicable or is included in the consolidated financial statements and related notes.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOYNE BANCORP, INC.

By:	/s/ Walter F. Healy
Walter F. Healy

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Walter F. Healy and Thomas S. Manfre, with full power to act without the other, his or her trust and lawful attorney-in-fact and agency, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Walter F. Healy	President and Chief Executive Officer	March 26, 2026
Walter F. Healy	(Principal Executive Officer)

/s/ Thomas S. Manfre	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 26, 2026
Thomas S. Manfre

/s/ Timothy S. Breems	Chair of the Board	March 26, 2026
Timothy S. Breems

/s/ Paula M. Carstensen	Director	March 26, 2026
Paula M. Carstensen

/s/ Judith A. Gonsch	Director	March 26, 2026
Judith A. Gonsch

/s/ David M. Opas	Director	March 26, 2026
David M. Opas

/s/ Steven F. Rosenbaum	Director	March 26, 2026
Steven F. Rosenbaum

/s/ Theodore C. Wiemann	Director	March 26, 2026
Theodore C. Wiemann

/s/ Janet H. Winningham	Director	March 26, 2026
Janet H. Winningham

/s/ Anthony M. Vaccarello	Director	March 26, 2026
Anthony M. Vaccarello