Form 10-Q
period 2026-03-31
Hoyne Bancorp, Inc.
filed 2026-05-12
CIK 2073153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42990

HOYNE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-2556785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

810 S. Oak Park Avenue
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

8,096,938 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding as of May 12, 2026.

Hoyne Bancorp, Inc.

Form 10-Q

Explanatory Note

Hoyne Bancorp, Inc. was formed to serve as the stock holding company for Hoyne Savings Bank in connection with the conversion of Hoyne Savings, MHC, the mutual holding company and sole stockholder of Hoyne Financial Corporation and Hoyne Savings Bank, from the mutual form of organization to the stock form of organization, which was completed December 3, 2025. Accordingly, certain financial statements and other financial information at or prior to December 3, 2025, contained in this Form 10-Q relate solely to the consolidated financial results of Hoyne Savings, MHC, and its consolidated subsidiaries, Hoyne Financial Corporations and Hoyne Savings Bank. The results as of and for the year ended December 31, 2025 include the results of Hoyne Bancorp, Inc. and its subsidiary, Hoyne Savings Bank.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Assets
Cash and cash equivalents	$13,489,530	$47,595,452
Certificates of deposit	870,000	870,000
Investment securities:
Available-for-sale, (amortized cost of $119,284,229 and $121,879,182 at March 31, 2026 and December 31, 2025, respectively)	103,699,246	106,653,763
Held-to-maturity, at amortized cost	27,189,304	28,368,567
Federal Home Loan Bank of Chicago stock (FHLB)	1,165,700	1,165,700
Bankers Bank stock	992,250	992,250
Real Estate Owned (REO)	729,427	729,427
Loans receivable, net of allowance for credit losses of $2,816,819 and $2,681,819 at March 31, 2026 and December 31, 2025, respectively	288,635,189	267,948,847
Premises and equipment, net	7,309,221	7,419,746
Accrued interest receivable	1,610,609	1,450,864
Bank-owned life insurance (BOLI)	20,133,252	14,948,941
Core deposit intangibles	92,001	138,000
Deferred tax assets	9,407,921	9,365,776
Other assets	1,898,336	1,730,128
Total assets	$477,221,986	$489,377,461
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$311,985,430	$321,550,766
Advances from borrowers for taxes and insurance	1,422,063	3,060,374
Accounts payable and accrued expenses	2,731,892	3,400,711
Total liabilities	316,139,385	328,011,851
Stockholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 9,500,000 shares authorized, 8,096,938 issued and outstanding	80,969	80,969
Unallocated common stock - ESOP	(6,391,190)	(6,455,960)
Additional paid-in capital	77,268,523	77,240,509
Retained earnings	101,267,915	101,386,267
Accumulated other comprehensive loss	(11,143,616)	(10,886,175)
Total stockholders' equity	161,082,601	161,365,610
Total liabilities and stockholders' equity	$477,221,986	$489,377,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Interest income:
Loans receivable	$4,235,211	$3,620,723
Investment securities	693,001	827,232
Other	327,138	229,455
Total interest income	5,255,350	4,677,410
Interest expense, deposits	(1,050,851)	(1,664,933)
Net interest income	4,204,499	3,012,477
Provision for credit losses	(135,000)	(135,000)
Net interest income after provision for credit losses	4,069,499	2,877,477
Noninterest income:
Customer service fees	94,554	137,952
Other	184,311	161,078
Total noninterest income	278,865	299,030
Noninterest expense:
Compensation	(2,448,758)	(1,858,017)
Occupancy	(626,395)	(560,851)
Advertising	(67,939)	(4,808)
Amortization of core deposit intangible	(45,999)	(46,000)
Other	(1,333,825)	(949,404)
Total noninterest expense	(4,522,916)	(3,419,080)
Income (Loss) before income taxes	(174,552)	(242,573)
Income tax (benefit):
Tax Expense (benefit)	(56,200)	(76,538)
Net income (loss)	(118,352)	(166,035)

Earnings (loss) per share - basic and diluted	($ 0.02)	—
Weighted-average shares outstanding - basic and diluted	7,457,819	—

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income taxes of ($102,617) in 2026, $904,199 in 2025	(257,441)	2,268,430
Total other comprehensive income	(257,441)	2,268,430
Comprehensive income (loss)	$(375,793)	$2,102,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026 and 2025

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

				Three Months Ended March 31, 2025
Balance at December 31, 2024	$—	$—	$—	$101,720,939	$(15,890,577)	$85,830,362
Net income (loss)				(166,035)		(166,035)
Other comprehensive income					2,268,430	2,268,430
Balance, March 31, 2025	$—	$—	$—	$101,554,904	$(13,622,147)	$87,932,757

				Three Months Ended March 31, 2026
Balance at December 31, 2025	$80,969	$(6,455,960)	$77,240,509	$101,386,267	$(10,886,175)	$161,365,610
Net income (loss)				(118,352)		(118,352)
ESOP shares committed to be released		64,770	28,014			92,784
Other comprehensive loss					(257,441)	(257,441)
Balance, March 31, 2026	$80,969	$(6,391,190)	$77,268,523	$101,267,915	$(11,143,616)	$161,082,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

	For the Three Months Ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Net cash flows from operating activities:
Net Income (loss)	$(118,352)	$(166,035)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	159,173	137,285
(Accretion) amortization of premiums and discounts	(9,838)	8,231
Provision for credit losses	135,000	135,000
Amortization of core deposit intangible	45,999	46,000
Accretion of Loan credit and yield adjustment	(5,285)	(10,122)
Increase in cash surrender value of BOLI	(184,311)	(162,504)
ESOP compensation expense	92,784	—
Change in other assets	(168,208)	111,604
Change in accrued interest receivable	(159,745)	42,825
Deferred income tax benefit	60,472	(404,199)
Change in accounts payable and accrued expenses	(668,819)	1,167,328
Net cash flows provided (used) by operating activities	(821,130)	905,413
Net cash flows from investing activities:
Purchase of BOLI	(5,000,000)	—
Proceeds from maturities of certificates of deposit	870,000	1,350,000
Purchase of certificates of deposit	(870,000)	(870,000)
Proceeds from repayment of available-for-sale securities	2,606,703	4,581,099
Repayment of held-to-maturity securities	1,176,857	1,482,337
Change in loans receivable	(20,816,057)	(4,671,096)
Disposal of fixed assets	—	635,230
Purchase of premises and equipment	(48,648)	(172,129)
Net cash flows provided (used) by investing activities	(22,081,145)	2,335,441
Net cash flows from financing activities:
Change in deposit accounts	(9,565,336)	13,593,295
Change in advances from borrowers for taxes and insurance	(1,638,311)	(957,933)
Net cash flows provided (used) by financing activities	(11,203,647)	12,635,362
Net change in cash and cash equivalents	(34,105,922)	15,876,216
Cash and cash equivalents:
Beginning of the period	47,595,452	15,327,048
End of the period	$13,489,530	$31,203,264
Supplemental cash flow information:
Cash paid during the period for Interest	$1,202,067	$1,746,178
Taxes paid during the period	—	—
Premises and Equipment transferred to ORE	—	729,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.Organization

Hoyne Bancorp, Inc, a Delaware corporation (the "Company") was formed to serve as the stock holding company for Hoyne Savings Bank ("Bank") as part of the mutual-to-stock conversion. Upon completion of the conversion, which occurred on December 3, 2025, Hoyne Bancorp, Inc. became 100% owner of Hoyne Savings Bank. 100% of the common stock of Hoyne Bancorp, Inc. is held by the public, Hoyne Charitable Foundation, and Employee Stock Ownership Program. The cost of the reorganization and the issuing of common stock totaling approximately $3.7 million were deferred and deducted from the sales proceeds of the offering. In connection with the mutual-to-stock conversion completed on December 3, 2025, Hoyne Savings, MHC and Hoyne Financial Corporation merged into Hoyne Bancorp, Inc. The merger eliminated $567,362 of negative shareholders' equity. As a holding company of an Illinois-chartered stock savings bank, Hoyne Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). In connection with the conversion, it also issued 161,938 shares of common stock and donated $250,000 in cash to Hoyne Charitable Foundation, Inc.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of Hoyne Bancorp, Inc. at and for the years ended December 31, 2025 and 2024 contained in Hoyne Bancorp Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities Exchange Commission on March 26, 2026.

2.Nature of Operations

Hoyne Savings Bank is an Illinois stock institution. The Bank operates as a single segment and its principal business consists of originating commercial real estate loans (including commercial construction), commercial and industrial loans, one to four residential loans, and to a lesser extent, home equity loans and lines of credit and other consumer loans in the market areas surrounding its branch footprint. The Bank also established a loan production office in Oak Park, Illinois in 2023 and attracts retail deposits from the general public as well as deposits from commercial customers in the areas surrounding the main office and branches, offering a wide variety of deposit products and services. The Bank also invests in securities. Its revenues are derived primarily from interest on loans and investment securities. Its primary sources of funds are deposits and principal and interest payments on loans and investment securities.

3.Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

Principles of Consolidation — The consolidated financial statements for the three months ended March 31, 2026 include the accounts and results of operations of Hoyne Bancorp, Inc. and Hoyne Savings Bank. The comparable period in 2025 contains the results of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank and Prospect Services Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

3.Summary of Significant Accounting Policies (continued)

Use of Estimates — The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and activities at the date of the financial statements, and during the reporting period. Actual results could differ from those estimates.

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

We use a current expected credit loss ("CECL") model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

Management believes we will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss given default rate). We obtain information from FHN Financial, a reputable third party valuation provider, to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

The past due status of a security is based on the contractual terms in the security. The accrual of interest on a security is discontinued when the security becomes 90 days delinquent or whenever management believes the issuer will be unable to make payments as they become due. When securities are placed on nonaccrual status, all unpaid accrued interest is reversed against interest income.

We exclude accrued interest receivable from the amortized cost basis of both securities held to maturity and available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities held to maturity totaling approximately $58,000 and $69,000 and accrued interest on securities available for sale totaling approximately $287,000 and $312,000 at March 31, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of securities held to maturity and available for sale.

We evaluate individual securities available for sale in an unrealized loss position by first determining whether the decline in fair value below the amortized cost basis of the security has resulted from a credit loss or other factors. A credit loss exists when the present value of cash flows expected to be collected from the security is less than the amortized cost basis of the security. In determining whether a credit loss exists, the Bank considers the extent to

3.Summary of Significant Accounting Policies (continued)

which the fair value is less than the amortized cost basis, adverse conditions related to the security, the industry, or geographic areas, the payment structure of the debt security, failure of the issuer to make scheduled payments, and any changes to the rating of the security. Impairment related to credit losses is recognized through an allowance for credit losses up to the amount that fair value is less than the amortized cost basis. Changes to the allowance are recognized through earnings as a provision for (or recovery of) credit losses. Impairment related to other factors is recognized in other comprehensive income (loss).

Stock in Federal Home Loan Bank of Chicago and Bankers Bank — The Bank, as a member of the Federal Home Loan Bank system is required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. Federal Home Loan Bank of Chicago (“FHLB”) stock is recorded at cost and classified as a restricted security. No readily available market exists for this stock and it has no quoted market value. Redemptions of FHLB stock are at par value. The stock is evaluated for impairment annually based on the ultimate recoverability of the par value without regard to temporary declines in value. The Bank also holds stock in Bankers Bank as part of our available funds requirement. Bankers Bank stock is recorded at cost and classified as a restricted security. Based on an evaluation of these investments as of March 31, 2026 and December 31, 2025, management is of the opinion the costs of these investments will be recovered.

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

3.Summary of Significant Accounting Policies (continued)

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

We use a CECL model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, we segregate the loan portfolio into loan pools based on loan type and similar credit risk elements; performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans; calculates the historical loss rates for the various loan pools; applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Bank’s loan portfolio.

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

The following describes the types of collateral that secure collateral dependent loans:

●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment
●	Construction — Construction loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land
●	Commercial real estate loans — Commercial real estate loans are primarily secured by office and industrial buildings, warehouses, retail shopping facilities and various special purpose properties, including hotels and restaurants.
●	Residential — First mortgages are primarily secured by first liens on residential real estate.
●	Residential — Junior mortgages are primarily secured by first and junior liens on residential real estate.

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

The Bank excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling approximately $1,228,000 and $1,035,000 at March 31, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of loans.

In addition to the allowance for credit losses on loans, we calculate a reserve for unfunded loan commitments at a level that management believes is adequate to absorb estimated probable credit losses over the contractual terms of the Bank’s noncancellable loan commitments. We deemed the calculated reserve for unfunded commitments as immaterial as of March 31, 2026 and December 31, 2025.

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

We may modify loans to borrowers experiencing financial difficulty and grant certain concessions that include principal forgiveness, a term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of these concessions. An assessment of whether the borrower is experiencing financial difficulty is made at the time of the loan modification.

Upon a determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Real Estate Owned — At the time of foreclosure, foreclosed real estate is recorded at the fair value less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds its fair value. Costs incurred in maintaining foreclosed real estate and subsequent adjustments to the carrying amount of the

3.Summary of Significant Accounting Policies (continued)

property are included in net gain (loss) on real estate owned. Mortgage loans in the process of foreclosure at March 31, 2026 and December 31, 2025 totaled $152,000 and $324,000, respectively.

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

Core Deposit Intangibles — The core deposit intangibles (“CDI”) were acquired in business combinations. On October 16, 2020, the Bank acquired Loomis Federal Savings and Loan Association which included a CDI of $3,000. The Bank has an additional CDI of $2,705,000 from a previous business combination that is being amortized over its estimated useful life of 120 months. Accumulated amortization at March 31, 2026, was $2.6 million ($2.5 million at December 31, 2025). The CDIs are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No events or circumstances indicating impairment existed as of March 31, 2026 and December 31, 2025.

Aggregate annual amortization expense is expected to be as follows:

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

Advertising — The Company expenses the cost of advertising the first time the advertising takes place. Advertising expense was $67,939 during the three months ended March 31, 2026 compared to $4,808 during the three months ended March 31, 2025.

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

Comprehensive Income (Loss) — Accounting principles generally require that recognized revenue, expense, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities, are reported as a direct adjustment to the equity section of the consolidated statement of financial condition. Such items, along with net income, are considered components of comprehensive income (loss).

Segment Information — The Company’s reportable segment is determined by the Chief Financial Officer (“CFO”) based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided by the CFO, who uses such information to review performance of various components of the business, which are then aggregated if operating performance, products / services, and customers are similar. The CFO evaluates the financial performance of the Company’s business components such as evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The CFO uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CFO uses consolidated net income (loss) to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposit product service fees provide the revenues in the banking operation. Interest expense and salaries and employee benefits, as reported on the consolidated statement of income, provide the significant expenses in the banking operation. All operations are domestic.

3.Summary of Significant Accounting Policies (continued)

We operate under a single segment. Segment performance is evaluated using consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. Noncash items, such as depreciation and amortization, as well as expenditures for premises and equipment, are reported on the consolidated statement of cash flows.

Future Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction.  These expanded disclosures allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows.  The updated guidance is effective for annual periods beginning after December 15, 2025, and management believes these disclosures will not have a material impact on the consolidated financial statements.

4.Investment Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, are as follows (in thousands):

	March 31, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,482	$—	$(7,147)	$38,335
Mortgage-backed	73,094	43	(8,463)	64,674
Municipal bonds	708	—	(18)	690
Total available-for-sale securities	$119,284	$43	$(15,628)	$103,699
Held-to-maturity securities:
Agencies	$1,980	$—	$(412)	$1,568
Mortgage-backed	24,961	16	(2,014)	22,963
Municipal bonds	248	—	(33)	215
Total Held-to-maturity securities	$27,189	$16	$(2,459)	$24,746

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,481	$-	$(6,982)	$38,499
Mortgage-backed	75,692	58	(8,285)	67,465
Municipal bonds	706	-	(16)	690
Total available-for-sale securities	$121,879	$58	$(15,283)	$106,654
Held-to-maturity securities:
Agencies	$1,980	$—	$(400)	$1,580
Mortgage-backed	26,140	27	(1,926)	24,241
Municipal bonds	248	—	(29)	219
Total Held-to-maturity securities	$28,368	$27	$(2,355)	$26,040

4.Investment Securities (continued)

The amortized cost and fair value of investment securities by contractual maturity are as follows (in thousands):

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	16,234	14,610	—	—
Due after 5 years to 10 years	29,956	24,415	2,228	1,783
Due after 10 years	—	—	—	—
Total	46,190	39,025	2,228	1,783
Mortgage-backed	73,094	64,674	24,961	22,963
Total	$119,284	$103,699	$27,189	$24,746

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year to 5 years	16,233	14,669	—	—
Due after 5 years to 10 years	29,954	24,520	248	219
Due after 10 years	—	—	1,980	1,580
Total	46,187	39,189	2,228	1,799
Mortgage-backed	75,692	67,465	26,140	24,241
Total	$121,879	$106,654	$28,368	$26,040

There were no sales of investment securities available-for-sale during the three months ended March 31, 2026 or 2025.

Information pertaining to debt securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	March 31, 2026
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$7,147	$38,335
Mortgage-backed	4	1,241	8,459	61,333
Municipal bonds	4	453	14	237
Total	$8	$1,694	$15,620	$99,905

4.Investment Securities (continued)

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$6,982	$38,499
Mortgage-backed	1	82	8,284	63,916
Municipal bonds	1	222	15	468
Total	$2	$304	$15,281	$102,883

At March 31, 2026, 23 agencies securities are in an unrealized loss position with aggregate depreciation of 15.71% from the Bank’s amortized cost basis, 172 mortgage-backed securities are in an unrealized loss position with aggregate depreciation of 11.91% from the amortized cost basis, and three municipal bond securities are in an unrealized loss position with aggregate depreciation of 2.50% from the amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold debt securities for the foreseeable future, we expect to recover the amortized cost basis of these securities before they are sold or mature.

We regularly evaluate various attributes of securities held to maturity to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the major security type.

We evaluate the credit quality of securities issued by the U.S. government (e.g., U.S. Treasury bonds) and U.S. government-sponsored agencies (e.g., Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage-backed securities) by considering the creditworthiness and performance of the securities and the strength of guarantees. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. Based on this analysis, management believes we will collect all amounts owed on these securities and, accordingly, we have not recognized an allowance for credit losses on these securities.

Other securities held to maturity are generally evaluated using credit ratings, which are a key indicator of a debt security’s probability of default. We use credit ratings issued by S&P or Moody’s (or both). These ratings are updated monthly. We may also consider other relevant information that becomes known about the issuer’s or the security’s performance.

No accrued interest was written off during the three months ended March 31, 2026 and 2025. No securities held to maturity were past due or on nonaccrual as of March 31, 2026 and December 31, 2025.

5.Loans Receivable

Loans receivable consist of the following (in thousands):

	March 31, 2026	December 31, 2025
One to four residential	$103,354	$109,123
Purchased and participations	5,839	5,993
Home improvement, first mortgage	446	457
Home equity line of credit (HELOC)	6,017	5,431
Commercial, construction	47,430	46,124
Commercial and Industrial	28,990	23,169
Commercial Real Estate	97,180	76,338
Commercial Line of Credit (LOC)	4,182	9,706
Total	293,438	276,341
Add premiums on purchased loans	34	35
Less:
Loans sold	(873)	(4,386)
Loans in process	(12)	(304)
Allowance for credit losses	(2,817)	(2,682)
Deferred income from loan fees	(1,135)	(1,055)
	$288,635	$267,949

Activity in the allowance for credit losses is summarized for the three months ended March 31, 2026 and 2025, as follows (in thousands):

			Home
		Purchased	improvement			Commercial	Commercial
	One to Four	and	first		Commercial	and	real
	Residential	participations	mortgage	HELOC	construction	industrial	estate	LOC	Total
Allowance for Credit Loss
For the Three Months Ended
Beginning balance January 1, 2025	$1,074	$75	$2	$52	$195	$186	$435	$107	$2,126
Provision	16	3	—	—	43	5	60	8	135
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	12	—	—	—	—	—	—	—	12
Ending balance March 31, 2025	$1,102	$78	$2	$52	$238	$191	$495	$115	$2,273
Beginning balance January 1, 2026	1,059	58	4	53	448	225	741	94	$2,682
Provision	(67)	(2)	—	5	8	53	192	(54)	135
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance March 31, 2026	$992	$56	$4	$58	$456	$278	$933	$40	$2,817

5.Loans Receivable (continued)

The aging of loans receivable by class of receivable is as follows (in thousands):

	March 31, 2026
		30 – 89	Non-Accrual
2026	Current	days	90+ days	Total
One to four residential and home improvement	$102,214	$998	$588	$103,800
Purchased and Participations	5,812	2	25	5,839
HELOCs	6,017	—	—	6,017
Commercial & Industrial	28,990	—	—	28,990
Commercial real estate	97,180	—	—	97,180
Commercial construction	47,430	—	—	47,430
Commercial LOC	4,182	—	—	4,182
	$291,825	$1,000	$613	$293,438

	December 31, 2025
		30 – 89	Non-Accrual
2025	Current	days	90+ days	Total
One to four residential and home improvement	$108,408	$783	$389	$109,580
Purchased and Participations	5,951	—	42	5,993
HELOCs	5,281	137	13	5,431
Commercial & Industrial	23,169	—	—	23,169
Commercial real estate	76,338	—	—	76,338
Commercial construction	46,124	—	—	46,124
Commercial LOC	9,706	—	—	9,706
	$274,977	$920	$444	$276,341

There were no loans that were 90+ days past due and accruing interest at March 31, 2026 and December 31, 2025. As of March 31, 2026, no non-accrual loans had a related allowance. As of December 31, 2025 there was one non-accrual loan that had a related allowance of $50,958. No material accrued interest was written off by reversing interest income during the three months ended March 31, 2026 or 2025.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled loan modification (TLM). Troubled loan modifications may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or extending amortization terms. There were no new troubled loan modifications in the three months ended March 31, 2026 or 2025.

The Bank considers a troubled loan modification in default if it becomes past due more than 30 days. No troubled loan modifications defaulted within 12 months of their modification date during the three months ended March 31, 2026 or 2025.

There were no significant changes in the extent to which collateral secured our collateral dependent loans as of March 31, 2026 and December 31, 2025. At both March 31, 2026 and December 31, 2025 we had approximately $27,650 of collateral dependent loans without an allowance and no collateral dependent loans with an allowance.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. As of March 31, 2026 and December 31, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Pass
One to four residential	$1,017	$3,128	$4,452	$3,756	$6,680	$82,221	$—	$101,254
Purchased and Participations	—	—	—	—	—	5,839	—	5,839
Home improvement, first mortgage	—	287	—	125	20	14	—	446
Home equity line of credit	—	—	—	—	—	—	6,017	6,017
Commercial construction	—	—	—	—	—	—	47,430	47,430
Commercial and industrial	949	20,837	5,554	465	—	—	—	27,805
Commercial real estate	19,369	28,510	31,407	17,666	—	—	—	96,952
Commercial line of credit	1,050	647	2,485	—	—	—	—	4,182
Total pass	$22,385	$53,409	$43,898	$22,012	$6,700	$88,074	$53,447	$289,925
Special Mention
One to four residential	—	—	—	—	—	170	—	170
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,185	—	—	—	—	1,185
Commercial real estate	—	—	228	—	—	—	—	228
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$—	$1,413	$—	$—	$170	$—	$1,583
Substandard
One to four residential	—	—	—	—	—	1,930	—	1,930
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,930	$—	$1,930
Total	$22,385	$53,409	$45,311	$22,012	$6,700	$90,174	$53,447	$293,438
Current year to date period gross write-offs
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

5.Loans Receivable (continued)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
One to four residential	$3,147	$4,897	$3,822	$7,009	$24,385	$63,877	$—	$107,137
Purchased and Participations	—	—	—	—	—	5,993	—	5,993
Home improvement, first mortgage	290	—	129	21	—	17	—	457
Home equity line of credit	—	—	—	—	—	—	5,431	5,431
Commercial construction	—	—	—	—	—	—	46,124	46,124
Commercial and industrial	10,455	11,215	477	—	—	—	—	22,147
Commercial real estate	29,650	34,162	12,296	—	—	—	—	76,108
Commercial line of credit	648	3,558	5,500	—	—	—	—	9,706
Total pass	$44,190	$53,832	$22,224	$7,030	$24,385	$69,887	$51,555	$273,103
Special Mention
One to four residential	—	—	—	—	521	171	—	692
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	1,022	—	—	—	—	—	1,022
Commercial real estate	—	230	—	—	—	—	—	230
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$1,252	$—	$—	$521	$171	$—	$1,944
Substandard
One to four residential	—	—	—	—	—	1,294	—	1,294
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,294	$—	$1,294
Total	$44,190	$55,084	$22,224	$7,030	$24,906	$71,352	$51,555	$276,341
Current year to date period gross write-offs
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—

6.Premises and Equipment

Premises and equipment consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Land	$961	$961
Buildings and improvements	17,494	17,459
Furniture, fixtures, and equipment	2,667	2,666
Total	21,122	21,086
Less accumulated depreciation	13,884	13,725
Construction in progress	71	59
	$7,309	$7,420

The Bank leases a building for one of its branches. The Bank does not have any future lease commitments for that facility, and is operating on a month-to-month basis. Rent expense was $20,400 during the three months ended March 31, 2026 and $20,400 during the three months ended March 31, 2025. The Bank also leases its Oak Park office. The three year lease was effective in January of 2023 and expired on December 31, 2025 and the bank did not include renewal option periods in the original right of use asset as the renewal option was not determined to be reasonably certain to occur at lease inceptions. The lease was renewed in January of 2026. The right of use asset and lease liability is $209,657 as of March 31, 2026 and $0 as of December 31, 2025. The right of use asset is included in other assets on the consolidated statement of financial condition and the lease liability is included in accounts payable and accrued expenses on the consolidated statement of financial condition. There are three years and three months remaining on the lease, all payments will be made by 2028. The payments remaining on the lease consist of the following for the periods presented:

Remaining Future
Lease Payments
2026	$59,000
2027	80,000
2028	82,000
$221,000

7.Related Party Transactions

The Bank engages in transactions with its directors and executive officers, including companies in which they have beneficial interest, in the normal course of business. It is the policy of the Bank that loan transactions with directors and executive officers be made on substantially the same terms as those prevailing at the time for comparable loans to other persons. The following is a summary of activity of related party loans (in thousands) for the periods presented:

	March 31,	December 31,
	2026	2025
Beginning balance at beginning of period	$302	$313
Repayments	2	11
Ending balance	$300	$302

The aggregate amount of deposits from directors and executive officers and their affiliates amounted to approximately $1.6 million at March 31, 2026 and $1.7 million at December 31, 2025.

8.Deposits

Deposit accounts consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Demand accounts
Passbook accounts	$87,219	$89,870
NOW accounts	53,657	54,215
Daily money market accounts	16,028	16,239
Total demand deposits	156,904	160,324
Certificates of deposit	155,081	161,227
Total of all deposit accounts	$311,985	$321,551

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $37.7 million at March 31, 2026 and $39.0 million at December 31, 2025.

9.Fair Value Measurements and Disclosures

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. From time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as individually evaluated loans and other real estate owned. These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets. Additionally, we are required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

We group assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

9.Fair Value Measurements and Disclosures (continued)

Investment Securities

Available-for-sale securities are recorded at market value and held-to-maturity securities are carried at amortized cost. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets (table in thousands).

	Assets Measured at Fair Value on a Recurring Basis
	At March 31, 2026
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at March 31,
	(Level 1)	(Level 2)	(Level 3)	2026
Available-for-sale debt securities:
Mortgage-backed	$—	$64,674	$—	$64,674
Agencies	—	38,335	—	38,335
Municipal bonds	—	690	—	690
Total available-for-sale debt securities	$—	$103,699	$—	$103,699

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Available-for-sale debt securities:
Mortgage-backed	$—	$67,465	$—	$67,465
Agencies	—	38,499	—	38,499
Municipal Bonds	—	690	—	690
Total available-for-sale debt securities	$—	$106,654	$—	$106,654

We estimate the fair value of these investments through independent pricing sources. Independent pricing sources utilize information such as similar security transactions and observable yield curves to estimate the fair value of individual securities.

Bank Owned Life Insurance

The carrying value of bank owned life insurance approximates fair value.

Other Investments

The carrying value of other investments includes FHLB Stock and Bankers Bank stock and approximates fair value.

9.Fair Value Measurements and Disclosures (continued)

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan is considered individually evaluated and a specific reserve is established within the allowance for credit losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are individually evaluated. Once a loan is identified as individually evaluated, management measures specific reserves in accordance with U.S. GAAP. The fair value of individually evaluated loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those individually evaluated loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, individually evaluated loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price, we record the individually evaluated loan as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the individually evaluated loan as nonrecurring Level 3. For disclosure purposes, the fair value of fixed rate loans which are not considered individually evaluated is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For collectively evaluated variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Real Estate Owned

Other real estate properties are adjusted to fair value upon transfer of the loans to real estate owned. Subsequently, real estate owned assets are carried at fair value less estimated selling costs. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price, we record the other real estate as nonrecurring Level 2. When an appraised value is used or an appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we record the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

Our only assets recorded at fair value on a recurring basis are available-for-sale securities that had a fair value of $103.7 million at March 31, 2026 and $106.7 million at December 31, 2025. These assets are classified as Level 2.

9.Fair Value Measurements and Disclosures (continued)

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. There were no assets measured at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

The carrying amounts and estimated fair value (in thousands) of our financial instruments at March 31, 2026 and December 31, 2025 are as follows (in thousands):

		March 31, 2026		December 31, 2025
		2026		2025
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$14,832	$14,832	$47,595	$47,595
Certificates of deposit	Level 2	870	870	870	870
Investment securities AFS	Level 2	103,699	103,699	106,654	106,654
Investment securities HTM	Level 2	27,189	24,746	28,369	26,040
Other Investments	Level 3	2,158	2,158	2,158	2,158
Accrued interest receivable	Level 1	1,611	1,611	1,451	1,451
Loans, net	Level 3	288,635	280,237	267,949	258,840
Bank owned life insurance	Level 2	20,133	20,133	14,949	14,949
Financial liabilities:
Deposits	Level 2	311,985	310,996	321,551	320,437
Accrued interest payable	Level 1	584	584	735	735

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time of the entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

10.Regulatory Information

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

Management believes, as of March 31, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. The most recent notification from Regulatory Authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category (table in thousands).

			Requirements
			Well
			Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
As of March 31, 2026
Tier 1 capital (to average assets for the leverage ratio)	$133,094	27.8%	$43,073	9.0%
As of December 31, 2025:
Tier 1 capital (to average assets for the leverage ratio)	$126,916	24.8%	$46,351	9.0%

11.ESOP

In conjunction with the Conversion, the Bank established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Bank makes annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Shares allocated to participants are vested by 100% after five years of service, and credit is given for years of service with Hoyne Savings Bank prior to the adoption of the ESOP. Participants will also become fully vested in the case of death, disability or retirement.

In connection with the Company’s initial public stock offering, the ESOP borrowed $6.48 million from the Company for the purpose of purchasing shares of the Company’s common stock. A total of 647,755 shares were purchased with the loan proceeds. Accordingly, common stock acquired by the ESOP is shown as a reduction of stockholder’s equity. The loan is expected to be repaid over a period of up to 25 years.

A partial annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $93,000 for the three months ended March 31, 2026 and $30,000 for the year ended December 31, 2025. At March 31, 2026 and December 31, 2025, there were 2,568 shares allocated to participants. There were 8,636 shares committed to be released to participants and 639,119 unallocated shares at March 31, 2026. There were 2,159 shares committed to be released to participants and 645,596 unallocated shares at December 31, 2025. The fair value of unallocated ESOP shares totaled approximately $9.3 million at March 31, 2026, and approximately $9.4 million at December 31, 2025.

12.Earnings Per Share (EPS)

Basic EPS represents income available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock (such as stock options) were exercised or converted into additional shares of common stock that should then share in the earnings of the entity. Diluted EPS is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period, plus the effect of potential dilutive common stock equivalents.

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2026 or the year ended December 31, 2025, and therefore the weighted-average shares of common stock outstanding used to calculate both basic and diluted EPS are the same. Shares held by the ESOP, that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for purposes of the EPS calculation. EPS data is not applicable for the three months ended March 31, 2025 as the Company had no shares of its common stock outstanding at such date.

Three Months Ended
March 31, 2026
Net income applicable to shares of common stock	$(118,352)

Average number of shares of common stock outstanding	8,096,938
Less: Average unallocated ESOP shares	(639,119)
Weighted average shares of common stock outstanding for basic EPS	7,457,819
Earnings per common share, basic and diluted	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of March 31, 2026 (unaudited) and as compared to our financial condition as of December 31, 2025 (audited) and our results of operations for the three month periods ended March 31, 2026 and 2025 (unaudited). This section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

Forward Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

●	estimates of our risks and future costs and benefits;
●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as tornadoes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	further data processing and other technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Boards, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	geopolitical tensions that could affect economic activity or specific industry sectors;
●	our ability to hire and retain key employees; and
●	our compensation expense associated with equity allocated or awarded to our employees

Overview

Hoyne Bancorp, Inc. (the “Company”, and together with Hoyne Savings Bank, “we” or “us”) is a Delaware corporation which was incorporated in June 2025.

On December 3, 2025, Hoyne Bancorp, Inc. became the holding company for Hoyne Savings Bank (the “Bank”) when Hoyne Savings MHC completed its conversion into the stock holding company form of organization. In connection with the conversion, the Company sold 7,935,000 shares of common stock at a price of $10.00 per share, for gross proceeds of $79.4 million. The Company also contributed 161,938 shares of common stock and $250,000 in cash to Hoyne Charitable Foundation, Inc. Shares of the Company’s common stock began trading on December 4, 2025, on the Nasdaq Capital Market under the trading symbol “HYNE”.

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

Our primary sources of funds consist of attracting deposits from the general public and using those funds and other sources to originate loans to our customers and invest in securities. As of March 31, 2026, we had total assets of $477.2 million, including $288.6 million in net loans and $103.7 million of investment securities available-for-sale, and investment securities held-to-maturity of $27.2 million, total deposits of $312.0 million and total stockholders’ equity of $161.1 million. For the three months ended March 31, 2026, we had a net loss of $118,000 compared to a net loss of $166,000 for the three months ended March 31, 2025.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. We expect that our noninterest expenses will increase as we continue to grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement in the next 12 to 18 months. Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, changes in accounting guidance, government policies and actions of regulatory authorities.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared to conform with generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The preparation of the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The Jumpstart Our Business Startups Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have opted to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Comparison of Financial Condition as of March 31, 2026 and December 31, 2025

Total Assets. Total assets decreased $12.2 million or 2.5% to $477.2 million as of March 31, 2026 compared to $489.4 million as of December 31, 2025. The decrease resulted primarily from decreases in cash and cash equivalents of $34.1 million, investment securities available-for-sale of $3.0 million, and investment securities held to maturity of $1.2 million. These decreases were offset by increases in loans receivable, net of $20.7 million, and Bank Owned Life Insurance of $5.2 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $34.1 million, or 71.7%, to $13.5 million as of March 31, 2026 compared to $47.6 million as of December 31, 2025. The decrease was primarily the result of funding loan originations and purchasing additional BOLI.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $3.0 million, or 2.8%, to $103.7 million as of March 31, 2026 from $106.7 million as of December 31, 2025 as a result of maturities and paydowns. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Investment Securities Held-to-Maturity. Investment securities held-to-maturity decreased $1.2 million, or 4.2%, to $27.2 million as of March 31, 2026 from $28.4 million as of December 31, 2025 as a result of maturities and paydowns. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Loans Receivable, Net. Loans receivable, net increased $20.7 million, or 7.7%, to $288.6 million as of March 31, 2026 from $267.9 million as of December 31, 2025. The increase reflects the continued emphasis on growing the commercial loan portfolio.

Allowance for Credit Losses. As of March 31, 2026, the allowance for credit losses on loans (“ACL”) increased $135,000 or 5.0%, to $2.8 million as of March 31, 2026 from $2.7 million as of December 31, 2025, due to an increase in the provision as a result of the growth in the loan portfolio.

Bank Owned Life Insurance. Bank Owned Life Insurance increased $5.2 million, or 34.7%, to $20.1 million as of March, 31, 2026 from $14.9 million as of December 31, 2025, due primarily to the purchase of additional policies.

Premises and Equipment, Net. Premises and equipment, net decreased $111,000, or 1.5%, to $7.3 million as of March, 31, 2026 from $7.4 million as of December 31, 2025, due primarily to depreciation.

Deposits. Deposits decreased $9.6 million, or 3.0%, to $312.0 million as of March 31, 2026 from $321.6 million as of December 31, 2025 due to the maturity of certificates of deposit that did not renew due to the interest rate environment.

Total Stockholders’ Equity. Total stockholders’ equity for the first three months of 2026 decreased $283,000, or 0.2%, to $161.1 million from $161.4 million as of December 31, 2025. The decrease was due primarily to an increase in accumulated other comprehensive loss of $257,000 during the first three months of 2026 due to the rate environment for available-for-sale assets.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting yields, as well as the interest expense paid on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	For the Three months ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$278,975	$4,235	6.07%	$242,987	$3,621	5.96%
Certificates of deposit with other financial institutions	870	5	2.30%	1,190	7	2.35%
Interest-bearing cash and cash equivalents	32,557	304	3.73%	27,046	203	3.00%
Investment securities available-for-sale	105,296	549	2.09%	116,257	644	2.22%
Investment securities held-to-maturity	27,573	144	2.09%	33,046	183	2.22%
FHLB of Chicago stock	1,166	14	4.80%	1,166	15	5.15%
Bankers’ Bank Stock	992	4	1.61%	992	4	1.61%
Total interest-earning assets	447,429	5,255	4.69%	422,684	4,677	4.43%
Noninterest-earning assets	38,927			38,672
Total assets	$486,356			$461,356
Interest-bearing liabilities:
Savings accounts	89,458	54	0.24%	101,340	73	0.29%
Checking accounts	56,418	1	0.01%	48,297	2	0.02%
Money market accounts	16,412	70	1.71%	17,232	55	1.28%
Certificates of deposit(1)	156,555	926	2.37%	199,947	1,535	3.07%
Total interest-bearing deposits	$318,843	$1,051	1.32%	$366,816	$1,665	1.82%
Total interest-bearing liabilities	318,843	1,051	1.32%	366,816	1,665	1.82%
Noninterest-bearing liabilities	6,235			7,204
Total liabilities	$325,078			$374,020
Stockholders' Equity	161,278			87,336
Total liabilities and stockholders' equity	$486,356			$461,356
Net interest income		4,204			3,012
Interest rate spread(2)			3.37%			2.61%
Net interest-earning assets(3)	$128,586			$55,868
Net interest margin(4)			3.76%			2.85%
Average interest-earning assets to average-interest bearing liabilities	140.33%			115.23%

(1)	Certificate of Deposit Account Registry Service (“CDARS”) added to certificates of deposit.
(2)	Equals the difference between the yield on average interest-earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by total interest-earning assets.

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

	Three Months Ended
	March 31, 2026 vs. 2025
	Increase		Total
	(Decrease)		Increase
	Due to		(Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$547	$67	$614
Certificates of deposit with other financial institutions	(2)	—	(2)
Interest-bearing cash and cash equivalents	46	55	101
Investment securities available-for-sale	(59)	(36)	(95)
Investment securities held-to-maturity	(29)	(10)	(39)
FHLB of Chicago stock and Bankers’ Bank stock	—	(1)	(1)
Total interest-earning assets	$503	$75	$578
Interest-bearing liabilities:
Savings accounts	(8)	(11)	(19)
Checking accounts	1	(2)	(1)
Money market accounts	(2)	17	15
Certificates of deposit	(297)	(312)	(609)
Total interest-bearing liabilities	$(306)	$(308)	$(614)
Change in net interest income	$809	$383	$1,192

Comparison of Operating Results for Three Months Ended March 31, 2026 and March 31, 2025

General. For the three months ended March 31, 2026 compared to the same period in 2025, net loss decreased $48,000, or 28.7%, to a net loss of $118,000 for the three months ended March 31, 2026 compared to a net loss of $166,000 for the same period in 2025. The primary reasons for the decrease in net loss was an increase of $578,000 in total interest income and a decrease in interest expense on deposits of $614,000, offset by a decrease of $20,000 in noninterest income and an increase of $1.1 million in noninterest expense.

Interest Income. Interest income increased $578,000, or 12.3%, to $5.3 million for the three months ended March 31, 2026 compared to $4.7 million for the same period in 2025. The increase in interest income was due to a $614,000 increase in interest income on loans receivable as a result of the growth in the commercial loan portfolio. The increase was partially offset by a $134,000 decrease in interest income on investment securities due to a decrease in account balances as a result of maturities and paydowns. Other interest income increased by $98,000. The excess liquidity generated from the decrease in investment securities and cash account balances was used to fund the growth in the commercial loan portfolio.

Interest Expense on Deposits. Interest expense on deposits decreased $614,000, or 36.2%, to $1.1 million for the three months ended March 31, 2026 compared to $1.7 million for the three months ended March 31, 2025. The decrease was primarily caused by the decrease in deposits as interest rates remained relatively unchanged.

Provision for Credit Losses. The provision for credit losses was flat at $135,000 for both the three months ended March 31, 2026 and 2025.

Noninterest Expense. Noninterest expense increased $1.1 million, or 32.3%, to $4.5 million for the three months ended March 31, 2026 compared to $3.4 million for the three months ended March 31, 2025. The increase was primarily caused by the increase in compensation expense due to the payment of additional bonuses and compensation adjustments during the quarter.

Tax Expense (benefit). Tax expense (benefit) decreased $21,000, or 27.3%, to $56,000 for the three months ended March 31, 2026, from $77,000 for the same period in 2025. The major factor in the decrease was the lower net loss between the periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago. As of March 31, 2026, we had no outstanding advances from the FHLB of Chicago, and had the capacity to borrow approximately $65.7 million from the FHLB of Chicago.

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

Our cash flows are comprised of three primary classifications: cash flows provided by (used in) operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($821,000) and $905,000 for the three months ended March 31, 2026 and 2025, respectively. Net cash provided by (used in) investing activities, which consists primarily of change in loans receivable, was ($22.1 million) and $2.3 million for the three months ended March 31, 2026 and 2025, respectively. Net cash provided by (used in) financing activities, which primarily consists of change in deposits, was ($11.2 million) and $12.6 million for the three months ended March 31, 2026 and 2025, respectively.

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

As of March 31, 2026, Hoyne Savings Bank was considered well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2023, Hoyne Savings Bank elected to begin using the Community Bank Leverage Ratio Framework (the “CBLRF”). Under CBLRF, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9.0% subject to a limited two-quarter grace period, during which the leverage ratio cannot go 100 basis points below the then- applicable threshold, and will not be required to calculate and report risk-based capital ratios. Hoyne Savings Bank’s Tier 1 capital to average assets for the leverage ratio was 27.8% and 24.8% as of March 31, 2026 and December 31, 2025, respectively. Additionally, as of March 31, 2026, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level by $90.0 million, or 18.8%.

Off-Balance Sheet Arrangements. As of March 31, 2026, we had $57.5 million of outstanding commitments to originate loans. We had unfunded construction loans as of March 31, 2026 of $14.0 million. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2026, totaled $147.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of March 31, 2026.

	Total
	Amounts	Amount of Commitment Expiration – Per Period
	Committed at		One to	Three to
	March 31,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Unused lines of credit	$11,873	$1,542	$1,681	$5,969	$2,681
Commitments to originate loans	57,463	57,463	—	—	—
Unfunded construction loans	13,950	5,573	6,816	591	970
Total commitments	$83,286	$64,578	$8,497	$6,560	$3,651

Contractual Cash Obligations. The following table summarizes our contractual cash obligations as of March 31, 2026.

		Payments Due by Period
	Total at		One to	Three to
	March 31,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Certificates of deposit	$155,080	$147,369	$7,066	$645	$—
Total contractual obligations	$155,080	$147,369	$7,066	$645	$—

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on our performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value analysis (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Management reviews the quarterly reports from third-party industry sources, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of March 31, 2026 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of
				Portfolio Value of
	Net Portfolio Value			Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$130,410	$(19,758)	(13.2)%	27.5%	(4.2)%
200	137,100	(13,068)	(8.7)%	29.0%	(2.7)%
100	143,725	(6,443)	(4.3)%	30.3%	(1.4)%
Static	150,168
(100)	157,025	6,857	4.6%	33.1%	1.4%
(200)	161,771	11,603	7.7%	34.2%	2.5%
(300)	164,867	14,699	9.8%	34.8%	3.1%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of March 31, 2026.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$17,606	$(1,175)	(6.3)%
200	18,031	(750)	(4.0)%
100	18,421	(360)	(1.9)%
Static	18,781
(100)	19,219	438	2.3%
(200)	19,110	329	1.8%
(300)	18,096	(685)	(3.6)%

The table above indicates that as of March 31, 2026, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending March 31, 2027 would be expected to decrease by $1.2 million, or 6.3% to $17.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information called for by this Item 3 is set forth in Item 2 under the captions “Liquidity and Capital Resources”, “Impact of Inflations and Changes in Prices” and “Exposure to Changes in Interest Rates” and is incorporated herein by reference.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports files or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Commission. An evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), in connection with the preparation of the Company’s audited financial statements for the fiscal year ended December 31, 2025, a deficiency in internal control over financial reporting relating to the Company’s deferred tax asset (the “DTA”) was identified. Specifically, the DTA balances for the merged entities as a result of the reorganization and conversion were incorrectly written off to retained earnings rather than transferring these balances to the newly formed holding company. Accordingly, the initial deferred tax calculation at December 31, 2025 being used was incorrect. The discrepancy was identified in preparation of the Company's tax returns in early 2026 and in connection with the preparation of its 2025 yearend audit.

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

As a result of these deficiencies, a material weakness in internal control over financial reporting existed, and the Company's management concluded that the Company did not maintain effective internal control over financial reporting, at December 31, 2025.

Remediation of the Material Weakness

As previously disclosed, the Company's management believes that the material weakness identified above is the result of deficiencies related to certain one-time events and the specific accounting treatment of these items in connection with the Company's stock offering and conversion in 2025. During the quarter ended March 31, 2026, management undertook steps to enhance its financial reporting controls and procedures, and continues to seek to enhance its financial and accounting expertise, supplemented by additional resources as needed. As a result, the Company believes that the material weakness identified and described above had been remediated as of the date of the filing of the Annual Report.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Hoyne Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288102))
3.2	Bylaws of Hoyne Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-288102))
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*This exhibit shall not be deemed “filed” by the Registrant for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 12, 2026

HOYNE BANCORP, INC.

	By:	/s/ Walter F. Healy
Walter F. Healy
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Manfre
Thomas S. Manfre
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)