Form 10-Q
period 2026-06-30
Hoyne Bancorp, Inc.
filed 2026-08-11
CIK 2073153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

8,096,938 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding as of August 11, 2026.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
	(unaudited)

Assets
Cash and cash equivalents	$25,376	$47,595
Certificates of deposit in other financial institutions	870	870
Investment securities:
Available-for-sale, (amortized cost of $116,635 and $121,879 at June 30, 2026 and December 31, 2025, respectively)	100,856	106,654
Held-to-maturity, at amortized cost	25,915	28,368
Federal Home Loan Bank of Chicago stock (FHLB)	1,166	1,166
Bankers Bank stock	992	992
Real Estate Owned (REO)	729	729
Loans receivable, net of allowance for credit losses of $2,952 and $2,682 at June 30, 2026 and December 31, 2025, respectively	282,289	267,949
Premises and equipment, net	7,337	7,420
Accrued interest receivable	1,685	1,451
Bank-owned life insurance (BOLI)	20,356	14,949
Core deposit intangibles	46	138
Deferred tax assets	9,480	9,366
Other assets	2,862	1,730
Total assets	$479,959	$489,377
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$312,562	$321,551
Advances from borrowers for taxes and insurance	3,067	3,060
Accounts payable and accrued expenses	3,187	3,400
Total liabilities	318,816	328,011
Stockholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 9,500,000 shares authorized, 8,096,938 issued and outstanding	81	81
Unallocated common stock - ESOP	(6,326)	(6,456)
Additional paid-in capital	77,307	77,241
Retained earnings	101,364	101,386
Accumulated other comprehensive loss	(11,283)	(10,886)
Total stockholders' equity	161,143	161,366
Total liabilities and stockholders' equity	$479,959	$489,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Interest income:
Loans receivable	$4,551	$3,925	$8,786	$7,646
Investment securities	673	787	1,366	1,603
Other	186	284	513	526
Total interest income	5,410	4,996	10,665	9,775
Interest expense, deposits	(983)	(1,633)	(2,034)	(3,298)
Net interest income	4,427	3,363	8,631	6,477
Provision for credit losses	(135)	(135)	(270)	(270)
Net interest income after provision for credit losses	4,292	3,228	8,361	6,207
Noninterest income:
Customer service fees	164	40	259	73
Other	233	178	417	343
Total noninterest income	397	218	676	416
Noninterest expense:
Compensation	(2,405)	(1,615)	(4,854)	(3,473)
Occupancy	(582)	(547)	(1,208)	(1,108)
Advertising	(81)	(33)	(149)	(37)
Amortization of core deposit intangible	(46)	(46)	(92)	(92)
Other	(1,429)	(1,015)	(2,762)	(1,965)
Total noninterest expense	(4,543)	(3,256)	(9,065)	(6,675)
Income (Loss) before income taxes	146	190	(28)	(52)
Income tax (benefit):
Tax Expense (benefit)	50	72	(6)	(5)
Net income (loss)	96	118	(22)	(47)

Earnings (loss) per share - basic and diluted	$ 0.01	—	$ (0.00)	—
Weighted-average shares outstanding - basic and diluted	7,461,057	—	7,457,819	—

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income taxes of ($55) for three months ended June 30, 2026 and ($157) for six months ended June 30, 2026, and ($335) for three months ended June 30, 2025 and ($1,240) for six months ended June 30, 2025.	(139)	843	(397)	3,111
Total other comprehensive income (loss)	(139)	843	(397)	3,111
Comprehensive income (loss)	$(43)	$961	$(419)	$3,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)

For the Three and Six Months Ended June 30, 2026 and 2025

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

				Three Months Ended June 30, 2025
				(Dollars in thousands)
Balance at March 31, 2025	$—	$—	$—	$101,555	$(13,623)	$87,932
Net income (loss)	—	—	—	118		118
Other comprehensive income (loss)	—	—	—		843	843
Balance, June 30, 2025	$—	$—	$—	$101,673	$(12,780)	$88,893

				Three Months Ended June 30, 2026
				(Dollars in thousands)
Balance at March 31, 2026	$81	$(6,391)	$77,269	$101,268	$(11,144)	$161,083
Net income (loss)	—	—	—	96		96
ESOP shares committed to be released	—	65	38			103
Other comprehensive income (loss)	—	—	—		(139)	(139)
Balance, June 30, 2026	$81	$(6,326)	$77,307	$101,364	$(11,283)	$161,143

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

				Six Months Ended June 30, 2025
				(Dollars in thousands)
Balance at December 31, 2024	$—	$—	$—	$101,720	$(15,891)	$85,829
Net income (loss)	—	—	—	(47)		(47)
Other comprehensive income (loss)	—	—	—		3,111	3,111
Balance, June 30, 2025	$—	$—	$—	$101,673	$(12,780)	$88,893

				Six Months Ended June 30, 2026
				(Dollars in thousands)
Balance at December 31, 2025	$81	$(6,456)	$77,241	$101,386	$(10,886)	$161,366
Net income (loss)				(22)		(22)
ESOP shares committed to be released	—	130	66			196
Other comprehensive income (loss)					(397)	(397)
Balance, June 30, 2026	$81	$(6,326)	$77,307	$101,364	$(11,283)	$161,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS – (UNAUDITED)

For the Six Months Ended June 30, 2026 and 2025

	For the Six Months Ended June 30,
	2026	2025

	(Dollars in thousands)
Net cash flows from operating activities:
Net Income (loss)	$(22)	$(47)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	315	267
(Accretion) amortization of premiums and discounts	(17)	5
Provision for credit losses	270	270
Amortization of core deposit intangible	92	92
Accretion of Loan credit and yield adjustment	(25)	(20)
Increase in cash surrender value of BOLI	(407)	(330)
ESOP compensation expense	196	—
Change in other assets	(1,133)	(479)
Change in accrued interest receivable	(234)	125
Deferred income tax benefit	(114)	2,034
Change in accounts payable and accrued expenses	(213)	814
Net cash flows provided (used) by operating activities	(1,292)	2,731
Net cash flows from investing activities:
Purchase of BOLI	(5,000)	2,701
Proceeds from maturities of certificates of deposit	870	1,350
Purchase of certificates of deposit	(870)	(870)
Proceeds from repayment of available-for-sale securities	5,424	7,006
Repayment of held-to-maturity securities	2,448	2,893
Change in loans receivable	(14,585)	(7,558)
Disposal of fixed assets	—	635
Purchase of premises and equipment	(232)	(394)
Net cash flows provided (used) by investing activities	(11,945)	5,763
Net cash flows from financing activities:
Change in deposit accounts	(8,989)	(111)
Change in advances from borrowers for taxes and insurance	7	129
Net cash flows provided (used) by financing activities	(8,982)	18
Net change in cash and cash equivalents	(22,219)	8,512
Cash and cash equivalents:
Beginning of the period	47,595	15,327
End of the period	$25,376	$23,839
Supplemental cash flow information:
Cash paid during the period for Interest	$1,800	$3,423
Taxes paid during the period	—	—
Premises and Equipment transferred to ORE	—	729

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and related notes at and for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities Exchange Commission on March 26, 2026.

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

3.Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principals generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q.

3.Summary of Significant Accounting Policies (continued)

Principles of Consolidation — The consolidated financial statements for the three and six months ended June 30, 2026 include the accounts and results of operations of Hoyne Bancorp, Inc. and Hoyne Savings Bank. The comparable periods in 2025 contain the results of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank and Prospect Services Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

4.Investment Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, are as follows (in thousands):

	June 30, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,483	$—	$(7,220)	$38,263
Mortgage-backed	70,442	31	(8,567)	61,906
Municipal bonds	710	—	(23)	687
Total available-for-sale securities	$116,635	$31	$(15,810)	$100,856
Held-to-maturity securities:
Agencies	$1,981	$—	$(407)	$1,574
Mortgage-backed	23,686	17	(2,046)	21,657
Municipal bonds	248	—	(30)	218
Total Held-to-maturity securities	$25,915	$17	$(2,483)	$23,449

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,481	$-	$(6,982)	$38,499
Mortgage-backed	75,692	58	(8,285)	67,465
Municipal bonds	706	-	(16)	690
Total available-for-sale securities	$121,879	$58	$(15,283)	$106,654
Held-to-maturity securities:
Agencies	$1,980	$—	$(400)	$1,580
Mortgage-backed	26,140	27	(1,926)	24,241
Municipal bonds	248	—	(29)	219
Total Held-to-maturity securities	$28,368	$27	$(2,355)	$26,040

4.Investment Securities (continued)

The amortized cost and fair value of investment securities by contractual maturity are as follows (in thousands):

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	16,486	14,807	—	—
Due after 5 years to 10 years	29,707	24,143	2,229	1,792
Due after 10 years	—	—	—	—
Total	46,193	38,950	2,229	1,792
Mortgage-backed	70,442	61,906	23,686	21,657
Total	$116,635	$100,856	$25,915	$23,449

There were no sales of investment securities available-for-sale during the three and six months ended June 30, 2026 or 2025.

Information pertaining to available-for-sale debt securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	June 30, 2026
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$7,220	$38,263
Mortgage-backed	11	1,268	8,556	58,748
Municipal bonds	8	452	15	235
Total	$19	$1,720	$15,791	$97,246

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$6,982	$38,499
Mortgage-backed	1	82	8,284	63,916
Municipal bonds	1	222	15	468
Total	$2	$304	$15,281	$102,883

4.Investment Securities (continued)

At June 30, 2026, 23 available-for-sale agencies securities are in an unrealized loss position with aggregate depreciation of 15.87% from the Bank’s amortized cost basis, 172 available-for-sale mortgage-backed securities are in an unrealized loss position with aggregate depreciation of 12.49 % from the amortized cost basis, and three available-for-sale municipal bond securities are in an unrealized loss position with aggregate depreciation of 3.29% from the amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold debt securities for the foreseeable future, we expect to recover the amortized cost basis of these securities before they are sold or mature.

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

Other securities held to maturity are generally evaluated using credit ratings, which are a key indicator of a debt security’s probability of default. We use credit ratings issued by S&P or Moody’s (or both). These ratings are updated monthly. We may also consider other relevant information that becomes known about the issuers or the security’s performance.

No accrued interest was written off during the three or six months ended June 30, 2026 and 2025. No securities held to maturity were past due or on nonaccrual as of June 30, 2026 and December 31, 2025. We exclude accrued interest receivable from the amortized cost basis of both securities held to maturity and available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities held to maturity totaling approximately $64,000 and $69,000 and accrued interest on securities available for sale totaling approximately $271,000 and $312,000 at June 30, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of securities held to maturity and available for sale.

5.Loans Receivable

Loans receivable consist of the following (in thousands):

	June 30, 2026	December 31, 2025
One to four residential	$95,785	$109,123
Purchased and participations	5,489	5,993
Home improvement, first mortgage	421	457
Home equity line of credit (HELOC)	6,511	5,431
Commercial, construction	49,556	46,124
Commercial and Industrial	26,692	23,169
Commercial Real Estate	89,727	76,338
Commercial Line of Credit (LOC)	17,971	9,706
Total	292,152	276,341
Add premiums on purchased loans	32	35
Less:
Loans sold	(5,853)	(4,386)
Loans in process	26	(304)
Allowance for credit losses	(2,952)	(2,682)
Deferred income from loan fees	(1,116)	(1,055)
	$282,289	$267,949

As of June 30, 2026, $5.0 million of loans sold related to the commercial real estate segment while $853,000 related to the one to four residential segment. As of December 31, 2025, $3.5 million of loans sold related to the commercial real estate segment while $886,000 related to the one to four residential segment. The loan balances used in the credit quality disclosures included in this footnote are presented gross, without reducing the balance for portions sold. All sold loans are current on payments, accruing and pass rated, and are disclosed as such within the one to four residential and commercial real estate segments in the respective subsequent table disclosures.

Accrued interest on loans totaling approximately $1.3 million and $1.0 million at June 30, 2026 and December 31, 2025 respectively, was excluded from the amortized cost basis of loans.

5.Loans Receivable (continued)

Activity in the allowance for credit losses is summarized for the three and six months ended June 30, 2026 and 2025, as follows (in thousands):

			Home
		Purchased	improvement			Commercial	Commercial
	One to Four	and	first		Commercial	and	real
	Residential	participations	mortgage	HELOC	construction	industrial	estate	LOC	Total
Allowance for Credit Loss
For the Three Months Ended
Beginning balance March 31, 2026	$992	$56	$4	$58	$456	$278	$933	$40	$2,817
Provision	(24)	(1)	—	8	45	(8)	(26)	141	135
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance June 30, 2026	$968	$55	$4	$66	$501	$270	$907	$181	$2,952
Beginning balance March 31, 2025	1,102	78	2	52	238	191	495	115	$2,273
Provision	8	(9)	—	(2)	109	(40)	96	(27)	135
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	4	—	—	—	—	—	—	—	4
Ending balance June 30, 2025	$1,114	$69	$2	$50	$347	$151	$591	$88	$2,412

For the Six Months Ended
Beginning balance January 1, 2026	$1,059	$58	$4	$53	$448	$225	$741	$94	$2,682
Provision	(91)	(3)	—	13	53	45	166	87	270
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance June 30, 2026	968	55	4	66	501	270	907	181	2,952
Beginning balance January 1, 2025	1,074	75	2	52	195	186	435	107	2,126
Provision	24	(6)	—	(2)	152	(35)	156	(19)	270
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	16	—	—	—	—	—	—	—	16
Ending balance June 30, 2025	1,114	69	2	50	347	151	591	88	2,412

5.Loans Receivable (continued)

The aging of loans receivable by class of receivable is as follows (in thousands):

	June 30, 2026
		30 – 89	90+
2026	Current	days	days	Total	Non-Accrual
One to four residential and home improvement	$94,358	$888	$960	$96,206	$1,462
Purchased and Participations	5,454	10	25	5,489	—
Home Equity Line of Credit (HELOC)	6,411	100	—	6,511	—
Commercial & Industrial	26,692	—	—	26,692	—
Commercial real estate	89,727	—	—	89,727	—
Commercial, construction	49,556	—	—	49,556	—
Commercial Line of Credit (LOC)	17,971	—	—	17,971	—
	$290,169	$998	$985	$292,152	$1,462

	December 31, 2025
		30 – 89	90+
2025	Current	days	days	Total	Non-Accrual
One to four residential and home improvement	$108,408	$783	$389	$109,580	$1,294
Purchased and Participations	5,951	—	42	5,993	—
Home Equity Line of Credit (HELOC)	5,281	137	13	5,431	—
Commercial & Industrial	23,169	—	—	23,169	—
Commercial real estate	76,338	—	—	76,338	—
Commercial, construction	46,124	—	—	46,124	—
Commercial Line of Credit (LOC)	9,706	—	—	9,706	—
	$274,977	$920	$444	$276,341	$1,294

There were 29 participation loans with a balance of $24,962 that had no related allowance that were 90+ days past due and accruing interest at June 30, 2026 and none as of December 31, 2025. As of June 30, 2026, there was one non-accrual loan in the one to four residential class with a balance of $254,790 that had a related allowance of $164,863. As of December 31, 2025, there was one non-accrual loan in the one to four residential class with a balance of $257,044 that had a related allowance of $50,958. No material amount of accrued interest was written off by reversing interest income during the three and six months ended June 30, 2026 or 2025.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled loan modification (TLM). TLMs may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or the extension of amortization terms. There were no new TLMs in the three and six months ended June 30, 2026 or 2025.

The Bank considers a TLM in default if it becomes past due more than 30 days. No TLMs defaulted within 12 months of their modification date during the three and six months ended June 30, 2026 or 2025.

There were no significant changes in the extent to which collateral secured our collateral dependent loans as of June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, we had approximately $280,749 and $27,650, respectively, of residential real-estate collateral dependent loans without an allowance and no collateral dependent loans with an allowance.

The Bank has no commitments to loan additional funds to borrowers whose loans have been determined to be collateral dependent.

There were no mortgage loans in the process of foreclosure at June 30, 2026, and an aggregate of $324,000 in principal amount of mortgage loans in the process of foreclosure at December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, and based on the most recent analysis performed, the aggregate dollar amount of loans segmented by risk category (and by class of loan and year of origination) is as follows (in thousands):

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Pass
One to four residential	$2,168	$3,105	$3,930	$3,673	$6,613	$74,666	$—	$94,155
Purchased and Participations	—	—	—	—	—	5,489	—	5,489
Home improvement, first mortgage	99	170	—	121	20	11	—	421
Home equity line of credit	—	—	—	—	—	—	6,511	6,511
Commercial construction	2,720	24,548	9,924	12,364	—	—	—	49,556
Commercial and industrial	886	19,308	4,660	452	—	—	—	25,306
Commercial real estate	29,652	28,452	14,023	17,373	—	—	—	89,500
Commercial line of credit	2,375	647	14,949	—	—	—	—	17,971
Total pass	$37,900	$76,230	$47,486	$33,983	$6,633	$80,166	$6,511	$288,909
Special Mention
One to four residential	—	—	—	—	—	168	—	168
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,386	—	—	—	—	1,386
Commercial real estate	—	—	227	—	—	—	—	227
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$—	$1,613	$—	$—	$168	$—	$1,781
Substandard
One to four residential	—	—	—	—	—	1,462	—	1,462
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,462	$—	$1,462
Total	$37,900	$76,230	$49,099	$33,983	$6,633	$81,796	$6,511	$292,152

5.Loans Receivable (continued)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
One to four residential	$3,147	$4,897	$3,822	$7,009	$24,385	$63,877	$—	$107,137
Purchased and Participations	—	—	—	—	—	5,993	—	5,993
Home improvement, first mortgage	290	—	129	21	—	17	—	457
Home equity line of credit	—	—	—	—	—	—	5,431	5,431
Commercial construction	20,074	12,573	13,477	—	—	—	—	46,124
Commercial and industrial	10,455	11,215	477	—	—	—	—	22,147
Commercial real estate	29,650	34,162	12,296	—	—	—	—	76,108
Commercial line of credit	648	3,558	5,500	—	—	—	—	9,706
Total pass	$64,264	$66,405	$35,701	$7,030	$24,385	$69,887	$5,431	$273,103
Special Mention
One to four residential	—	—	—	—	521	171	—	692
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	1,022	—	—	—	—	—	1,022
Commercial real estate	—	230	—	—	—	—	—	230
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$1,252	$—	$—	$521	$171	$—	$1,944
Substandard
One to four residential	—	—	—	—	—	1,294	—	1,294
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,294	$—	$1,294
Total	$64,264	$67,657	$35,701	$7,030	$24,906	$71,352	$5,431	$276,341

	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Current gross write-offs for the six months ended June 30, 2025
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

Current gross write-offs for the six months ended June 30, 2026
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

6.Premises and Equipment

Premises and equipment consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Land	$961	$961
Buildings and improvements	17,575	17,459
Furniture, fixtures, and equipment	2,710	2,666
Total	21,246	21,086
Less accumulated depreciation	14,047	13,725
Construction in progress	138	59
	$7,337	$7,420

The Bank leases a building for one of its branches. The Bank does not have any future lease commitments for that facility, and is operating on a month-to-month basis. Rent expense was $20,400 and $40,800 during the three and six months ended June 30, 2026, respectively. Rent expense was $20,400 and $40,800 during the three and six months ended June 30, 2025, respectively. The Bank also leases its Oak Park office. The three year lease was effective in January of 2023 and expired on December 31, 2025, and the Bank did not include renewal option periods in the original right of use asset as the renewal option was not determined to be reasonably certain to occur at lease inception. The lease was renewed in January of 2026. The right of use asset and lease liability are $337,661 and $339,174, respectively, as of June 30, 2026, and $0 as of December 31, 2025. The right of use asset is included in other assets on the consolidated balance sheet and the lease liability is included in accounts payable and accrued expenses on the consolidated balance sheet. There are four years and six months remaining on the lease, all payments will be made by 2030. The payments remaining on the lease consist of the following for the periods presented:

Remaining Future
Lease Payments
2026	$39,000
2027	80,000
2028	82,000
2029	83,000
2030	85,000
$369,000

7.Core Deposit Intangibles

The core deposit intangibles (“CDI”) were acquired in business combinations. On October 16, 2020, the Bank acquired Loomis Federal Savings and Loan Association, which included a CDI of $3,000. The Bank has an additional CDI of $2,705,000 from a previous business combination that is being amortized over its estimated useful life of 120 months. Accumulated amortization at June 30, 2026 was $2.6 million and $2.5 million at December 31, 2025. The CDIs are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. No events or circumstances indicating impairment existed as of June 30, 2026 and December 31, 2025.

CDI, net of accumulated amortization, at June 30, 2026 is approximately $46,000. The entire remaining balance is expected to amortize before the end of 2026.

8.Deposits

Deposit accounts consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Demand accounts
Passbook accounts	$86,560	$89,870
NOW accounts	63,128	54,215
Daily money market accounts	17,174	16,239
Total demand deposits	166,862	160,324
Certificates of deposit	145,700	161,227
Total of all deposit accounts	$312,562	$321,551

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $33.6 million at June 30, 2026 and $39.0 million at December 31, 2025.

9.Fair Value Measurements

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

Following is a description of valuation methodologies used for assets recorded at fair value.

9.Fair Value Measurements (continued)

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

	Assets Measured at Fair Value on a Recurring Basis
	At June 30, 2026
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at June 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Available-for-sale debt securities:
Mortgage-backed	$—	$61,906	$—	$61,906
Agencies	—	38,263	—	38,263
Municipal bonds	—	687	—	687
Total available-for-sale debt securities	$—	$100,856	$—	$100,856

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Available-for-sale debt securities:
Mortgage-backed	$—	$67,465	$—	$67,465
Agencies	—	38,499	—	38,499
Municipal Bonds	—	690	—	690
Total available-for-sale debt securities	$—	$106,654	$—	$106,654

We estimate the fair value of these investments through independent pricing sources. Independent pricing sources utilize information such as similar security transactions and observable yield curves to estimate the fair value of individual securities.

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The only assets measured at fair value on a nonrecurring basis were individually evaluated loans of $89,927 and $206,086 as of June 30, 2026 and December 31, 2025, respectively.

Individually Evaluated Loans

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

10.Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 9 – Fair Value Measurements. The following disclosures include financial instruments that are carried at fair value as well as those that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Cash and Cash Equivalents

The carrying value of cash and cash equivalents is a reasonable estimate of fair value.

Certificates of Deposit in Other Financial Institutions

The carrying value of certificates of deposit is a reasonable estimate of fair value given the short term nature of instruments.

Other Investments

The carrying value of other investments includes FHLB Stock and Bankers Bank stock and approximates fair value and is classified as Level 3, as the stock is nonmarketable and has restrictions placed on its transferability.

Loans

For disclosure purposes, the fair value of fixed rate loans which are not considered individually evaluated is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For collectively evaluated variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

10.Fair Value of Financial Instruments (continued)

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

The carrying amounts and estimated fair value (in thousands) of our financial instruments at June 30, 2026 and December 31, 2025 are as follows (in thousands):

		June 30,		December 31,
		2026		2025
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$25,376	$25,376	$47,595	$47,595
Certificates of deposit	Level 2	870	870	870	870
Investment securities AFS	Level 2	100,856	100,856	106,654	106,654
Investment securities HTM	Level 2	25,915	23,449	28,368	26,040
Other Investments	Level 3	2,158	2,158	2,158	2,158
Accrued interest receivable	Level 1	1,685	1,685	1,451	1,451
Loans, net	Level 3	282,289	273,980	267,949	258,840
Financial liabilities:
Deposits	Level 2	312,562	311,341	321,551	320,437
Accrued interest payable	Level 1	596	596	735	735

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

11.Regulatory Information

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

Qualifying community banking organizations that elect to use the CBLRF and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The CBLRF does not have a total capital requirement; therefore, an electing banking organization is not required to calculate Tier 2 capital or make any Tier 2 capital deductions under the generally applicable capital rule. The leverage ratio required for purposes of the CBLRF is calculated as Tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the generally applicable capital rule. In November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%, effective July 1, 2026. The table below presents the leverage ratio and capital adequacy requirements under the CBLRF.

Management believes, as of June 30, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. The most recent notification from Regulatory Authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category (table in thousands).

			Requirements
			Well
			Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
As of June 30, 2026
Tier 1 capital (to average assets for the leverage ratio)	$127,377	27.3%	$42,050	9.0%
As of December 31, 2025:
Tier 1 capital (to average assets for the leverage ratio)	$126,916	24.8%	$46,351	9.0%

12.ESOP

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

A partial annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $103,000 and $196,000 for the three and six months ended June 30, 2026, respectively. The following table presents share information held by the ESOP:

	June 30, 2026	December 31, 2025

	(Dollars in thousands, except share data)
Number of shares allocated to participants	2,568	—
Number of shares committed to be released	12,545	2,159
Number of unallocated shares	632,642	645,596
Total shares	647,755	647,755
Fair value of unallocated ESOP shares	$10,600	$9,400

13.Earnings Per Share (EPS)

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

There were no securities or other contracts that had a dilutive effect during the three or six months ended June 30, 2026 or the year ended December 31, 2025, and therefore the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted EPS is the same. Shares held by the ESOP that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for purposes of the EPS calculation. EPS data is not applicable for the three and six months ended June 30, 2025 as the Company had no shares of its common stock outstanding at such date.

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Net income (loss) applicable to shares of common stock	$96,760	$(21,592)

Average number of shares of common stock outstanding	8,096,938	8,096,938
Less: Average unallocated ESOP shares	(635,881)	(639,119)
Weighted average shares of common stock outstanding for basic EPS	7,461,057	7,457,819
Earnings (loss) per common share, basic and diluted	$0.01	$(0.00)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of June 30, 2026 (unaudited) and as compared to our financial condition as of December 31, 2025 and our results of operations for the three and six month periods ended June 30, 2026 and 2025 (unaudited). This section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

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

Our primary sources of funds consist of attracting deposits from the general public and using those funds and other sources to originate loans to our customers and invest in securities. As of June 30, 2026, we had total assets of $480.0 million, including $282.3 million in net loans and $100.9 million of investment securities available-for-sale, and investment securities held-to-maturity of $25.9 million, total deposits of $312.6 million and total stockholders’ equity of

$161.1 million. For the three months ended June 30, 2026, we had a net income of $96,000 compared to a net income of $118,000 for the three months ended June 30, 2025. For the six months ended June 30, 2026, we had a net loss of $22,000 compared to a net loss of $47,000 for the six months ended June 30, 2025.

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

Of the significant accounting policies used in the preparation of our consolidated financial statements, we have identified certain items as critical accounting policies based on the associated estimates, assumptions, judgements and complexity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition as of June 30, 2026 and December 31, 2025

Total Assets. Total assets decreased $9.4 million or 1.9% to $480.0 million as of June 30, 2026 compared to $489.4 million as of December 31, 2025. The decrease resulted primarily from decreases in cash and cash equivalents of $22.2 million, investment securities available-for-sale of $5.8 million, and investment securities held to maturity of $2.5 million. These decreases were offset by increases in loans receivable, net of $14.3 million, Bank Owned Life Insurance of $5.4 million, and other assets of $1.1 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.2 million, or 46.7%, to $25.4 million as of June 30, 2026 compared to $47.6 million as of December 31, 2025. The decrease was primarily the result of funding commercial loan originations and purchasing additional BOLI to enhance the yield on interest earning assets.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $5.8 million, or 5.4%, to $100.9 million as of June 30, 2026, from $106.7 million as of December 31, 2025 as a result of maturities and paydowns. The resulting liquidity was used to fund loan portfolio originations.

Investment Securities Held-to-Maturity. Investment securities held-to-maturity decreased $2.5 million, or 8.6%, to $25.9 million as of June 30, 2026, from $28.4 million as of December 31, 2025 as a result of maturities and paydowns. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Other Assets. Other assets increased $1.1 million, or 65.4%, to $2.9 million as of June 30, 2026 from $1.7 million as of December 31, 2025. The increase was primarily due to an increase in other investments purchased to enhance the yield on interest earning assets.

Loans Receivable, Net. Loans receivable, net increased $14.3 million, or 5.4%, to $282.2 million as of June 30, 2026, from $267.9 million as of December 31, 2025. The increase includes $28.6 million in net commercial loan growth offset by a $13.8 million decrease in one to four residential loans and participations.

Allowance for Credit Losses. As of June 30, 2026, the allowance for credit losses on loans (“ACL”) increased $270,000 or 10.1%, to $3.0 million as of June 30, 2026, from $2.7 million as of December 31, 2025, due to an increase in the provision for credit loss as a result of the growth in the commercial loan portfolio.

Bank Owned Life Insurance. Bank Owned Life Insurance increased $5.4 million, or 36.2%, to $20.3 million as of June 30, 2026, from $14.9 million as of December 31, 2025, due primarily to the purchase of additional policies to enhance the yield on interest earning assets.

Premises and Equipment, Net. Premises and equipment, net decreased $83,000, or 1.1%, to $7.3 million as of June 30, 2026 from $7.4 million as of December 31, 2025, due primarily to depreciation expense.

Deposits. Deposits decreased $9.0 million, or 2.8%, to $312.6 million as of June 30, 2026 from $321.6 million as of December 31, 2025. The decrease was due to a decline of $18.8 million in passbook accounts and certificates of deposit offset by an increase of $9.8 million in NOW and money market accounts.

Total Stockholders’ Equity. Total stockholders’ equity for the first six months of 2026 decreased $223,000, or 0.1%, to $161.1 million from $161.4 million as of December 31, 2025. The decrease was due primarily to an increase in accumulated other comprehensive loss of $397,000 during the first six months of 2026 due to interest rate environment.

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

	For the Three Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$283,158	$4,551	6.43%	$245,267	$3,925	6.40%
Certificates of deposit with other financial institutions	870	9	4.14%	870	2	0.92%
Interest-bearing cash and cash equivalents	19,428	168	3.46%	27,874	271	0.39%
Investment securities available-for-sale	101,744	538	2.12%	112,351	614	2.19%
Investment securities held-to-maturity	26,339	135	2.05%	31,623	173	2.19%
FHLB of Chicago stock	1,166	7	2.40%	1,166	9	3.09%
Bankers’ Bank Stock	992	2	0.81%	992	2	0.81%
Total interest-earning assets	433,697	5,410	4.99%	420,143	4,996	4.76%
Noninterest-earning assets	42,441			35,016
Total assets	$476,138			$455,159
Interest-bearing liabilities:
Savings accounts	86,393	90	0.42%	97,358	70	0.29%
Checking accounts	58,066	1	0.01%	49,344	1	0.01%
Money market accounts	16,837	74	1.76%	17,622	67	1.52%
Certificates of deposit(1)	148,359	818	2.21%	196,418	1,495	3.04%
Total interest-bearing deposits	$309,655	$983	1.27%	$360,742	$1,633	1.81%
Total interest-bearing liabilities	309,655	983	1.27%	360,742	1,633	1.81%
Noninterest-bearing liabilities	5,465			6,923
Total liabilities	$315,120			$367,665
Stockholders' Equity	161,018			87,494
Total liabilities and stockholders' equity	$476,138			$455,159
Net interest income		4,427			3,363
Interest rate spread(2)			3.72%			2.95%
Net interest-earning assets(3)	$124,042			$59,401
Net interest margin(4)			4.08%			3.20%
Average interest-earning assets to average-interest bearing liabilities	140.06%			116.47%

	For the Six Months Ended June 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$281,067	$8,786	6.25%	$244,127	$7,646	6.26%
Certificates of deposit with other financial institutions	870	14	3.22%	1,030	9	1.75%
Interest-bearing cash and cash equivalents	25,992	472	3.63%	27,460	488	3.55%
Investment securities available-for-sale	103,520	1,087	2.10%	114,304	1,249	2.19%
Investment securities held-to-maturity	26,956	279	2.08%	32,335	353	2.18%
FHLB of Chicago stock	1,166	21	3.60%	1,166	24	4.12%
Bankers’ Bank Stock	992	6	1.21%	992	6	1.21%
Total interest-earning assets	440,563	10,665	4.84%	421,414	9,775	4.64%
Noninterest-earning assets	40,684			36,843
Total assets	$481,247			$458,257
Interest-bearing liabilities:
Savings accounts	87,926	144	0.33%	99,349	143	0.29%
Checking accounts	57,242	2	0.01%	48,820	3	0.01%
Money market accounts	16,624	144	1.73%	17,427	122	1.40%
Certificates of deposit(1)	152,457	1,744	2.29%	198,183	3,030	3.06%
Total interest-bearing deposits	314,249	2,034	1.29%	363,779	3,298	1.81%
Total interest-bearing liabilities	314,249	2,034	1.29%	363,779	3,298	1.81%
Noninterest-bearing liabilities	5,850			7,063
Total liabilities	320,099			370,842
Equity	161,148			87,415
Total liabilities and equity	$481,247			$458,257
Net interest income		8,631			6,477
Interest rate spread(2)			3.55%			2.83%
Net interest-earning assets(3)	126,314			57,635
Net interest margin(4)			3.92%			3.07%
Average interest-earning assets to average-interest bearing liabilities	140.20%			115.84%

(1)	Certificate of Deposit Account Registry Service (“CDARS”) added to certificates of deposit.
(2)	Equals the difference between the yield on average interest-earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals net interest income divided by total interest-earning assets.

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

	Three Months Ended			Six Months Ended
	June 30, 2026 vs. 2025			June 30, 2026 vs. 2025
	Increase		Total	Increase		Total
	(Decrease)		Increase	(Decrease)		Increase
	Due to		(Decrease)	Due to		(Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$608	$18	$626	$1,152	$(12)	$1,140
Certificates of deposit with other financial institutions	—	7	7	(1)	6	5
Interest-bearing cash and cash equivalents	(91)	(12)	(103)	(58)	55	(3)
Investment securities available-for-sale	(47)	(29)	(76)	(111)	(64)	(175)
Investment securities held-to-maturity	(27)	(11)	(38)	(58)	(16)	(74)
FHLB of Chicago stock and Bankers’ Bank stock	—	(2)	(2)	—	(3)	(3)
Total interest-earning assets	$443	$(29)	$414	$924	$(34)	$890
Interest-bearing liabilities:
Savings accounts	(7)	27	20	(5)	6	1
Checking accounts	—	—	—	(1)	—	(1)
Money market accounts	(3)	10	7	(5)	27	22
Certificates of deposit	(320)	(357)	(677)	(615)	(671)	(1,286)
Total interest-bearing liabilities	$(330)	$(320)	$(650)	$(626)	$(638)	$(1,264)
Change in net interest income	$773	$291	$1,064	$1,550	$604	$2,154

Comparison of Operating Results for Three and Six Months Ended June 30, 2026 and June 30, 2025

General. For the three months ended June 30, 2026 compared to the same period in 2025, net income decreased $22,000, or 18.6%, to net income of $96,000 compared to a net income of $118,000 for the same period in 2025. The primary reason for the decrease in net income was an increase of $1.3 million in total noninterest expense, offset by an increase of $414,000 in interest income, an increase of $179,000 in noninterest income, a decrease of $650,000 in interest expense, and a decrease in tax expense of $22,000. For the six months ended June 30, 2026 compared to the same period in 2025, net loss decreased by $25,000, or 46.8%, to a net loss of $22,000 compared to a net loss of $47,000 for the same period in 2025. The primary reason for the decrease in net loss was an increase of $890,000 in interest income, a decrease of $1.3 million in interest expense, and an increase of $260,000 in noninterest income offset by an increase of $2.4 million in noninterest expense.

Interest Income. Interest income increased $414,000, or 8.3%, to $5.4 million for the three months ended June 30, 2026 compared to $5.0 million for the same period in 2025. The increase in interest income was due to a $626,000 increase in interest income on loans receivable as a result of the growth in the commercial loan portfolio. The increase was partially offset by a $114,000 decrease in interest income on investment securities due to a decrease in balances as a result of maturities and paydowns. Other interest income decreased by $98,000 due to lower average yields on cash and cash equivalents. The excess liquidity generated from the decrease in investment securities and cash account balances was used to fund the growth in the commercial loan portfolio. Interest income increased $890,000, or 9.1%, to $10.7 million for the six months ended June 30, 2026, compared to $9.8 million for the same period in 2025. The increase in interest income for the six month period was due to a $1.1 million increase in interest income on loans receivable in the commercial loan portfolio. The increase was partially offset by $237,000 decrease in interest income on investments due to a decrease in balances as a result of maturities and paydowns. Other interest income decreased by $13,000 due to lower average yields on cash and cash equivalents.

Interest Expense on Deposits. Interest expense on deposits decreased $650,000, or 40.1%, to $983,000 for the three months ended June 30, 2026, compared to $1.6 million for the three months ended June 30, 2025. The decrease was primarily caused by the decrease in the amount of deposits and in interest rates. Interest expense on deposits decreased $1.3 million, or 38.3%, to $2.0 million for the six months ended June 30, 2026, compared to $3.3 million for the six months ended June 30, 2025. The decrease was primarily similarly caused by the decrease in deposits and interest rates.

Provision for Credit Losses. The provision for credit losses was flat at $135,000 for both the three months ended June 30, 2026 and 2025, and at $270,000 for both the six months ended June 30, 2026 and 2025. The additional provision expense was recorded primarily due to the growth in the loan portfolio.

Noninterest Income. Noninterest income increased $179,000, or 82.1%, to $397,000 for the three months ended June 30, 2026, compared to $218,000 for the three months ended June 30, 2025. The increase was due primarily to the increase in customer service fees due to commercial loan fees and BOLI income. Noninterest income increased $260,000, or 62.5%, to $676,000 for the six months ended June 30, 2026 compared to $416,000 for the six months ended June 30, 2025. The increase was primarily due to the increase in customer service fees due to commercial loan fees and BOLI income.

Noninterest Expense. Noninterest expense increased $1.3 million, or 39.5%, to $4.5 million for the three months ended June 30, 2026 compared to $3.2 million for the three months ended June 30, 2025. The increase was primarily caused by the increase in compensation due to annual raises and bonuses, audit, consulting and legal expenses. Noninterest expense increased $2.4 million, or 35.8%, to $9.1 million for the six months ended June 30, 2026, compared to $6.7 million for the six months ended June 30, 2025. The increase was primarily caused by the increase in compensation, audit, consulting and legal expenses.

Tax Expense (benefit). Tax expense (benefit) decreased $22,000, or 30.5%, to $50,000 for the three months ended June 30, 2026, from $72,000 for the same period in 2025. The major factor in the decrease was the lower net income between the periods. Tax benefit increased $1,000, or 20.0%, to a benefit of $6,000 for the six months ended June 30, 2026, from a benefit of $5,000 for the same period in 2025, primarily as a result of the lower net loss between the periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and Bankers Bank. As of June 30, 2026, we had no outstanding FHLB advances, and had the capacity to borrow approximately $57.9 million from the FHLB of Chicago and $23.0 million from Bankers Bank.

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

Our cash flows are comprised of three primary classifications: cash flows provided by (used in) operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($1.3 million) and $2.7 million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by (used in) investing activities, which consists primarily of changes in loans receivable, was ($11.9 million) and $5.8 million for the six months ended June 30, 2026 and 2025, respectively. Net cash provided by (used in) financing activities, which primarily consists of changes in deposits, was ($9.0 million) and $18,000 for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2023, the Bank elected to begin using the Community Bank Leverage Ratio Framework (the “CBLRF”). Under CBLRF, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 9.0% subject to a limited two-quarter grace period, during which the leverage ratio cannot go 100 basis points below the then- applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank’s Tier 1 capital to average assets for the leverage ratio was 27.3% and 24.8% as of June 30, 2026 and December 31, 2025, respectively. Additionally, as of June 30, 2026, the Bank exceeded all applicable regulatory capital requirements, including the Tier 1 leverage capital level by $85.3 million, or 18.3%.

Off-Balance Sheet Arrangements. As of June 30, 2026, we had $71.7 million of outstanding commitments to originate loans. We had unfunded construction loans as of June 30, 2026 of $12.9 million. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2026, totaled $138.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of June 30, 2026.

	Total
	Amounts	Amount of Commitment Expiration – Per Period
	Committed at		One to	Three to
	June 30,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Unused lines of credit	$13,152	$3,260	$1,437	$6,142	$2,313
Commitments to originate loans	71,687	71,687	—	—	—
Unfunded construction loans	12,929	5,673	5,803	1,453	—
Total commitments	$97,768	$80,620	$7,240	$7,595	$2,313

Contractual Cash Obligations. The following table summarizes our contractual cash obligations as of June 30, 2026.

		Payments Due by Period
	Total at		One to	Three to
	June 30,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Certificates of deposit	$145,700	$138,211	$6,725	$764	$—
Total contractual obligations	$145,700	$138,211	$6,725	$764	$—

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value analysis (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Management reviews the quarterly reports from third-party industry sources, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of June 30, 2026 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of
				Portfolio Value of
	Net Portfolio Value			Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$135,614	$(19,530)	(12.6)%	28.5%	(4.1)%
200	142,151	(12,993)	(8.4)%	29.9%	(2.7)%
100	148,679	(6,465)	(4.2)%	31.2%	(1.1)%
Static	155,144
(100)	161,894	6,750	4.4%	34.0%	1.4%
(200)	166,499	11,355	7.3%	35.0%	2.4%
(300)	169,986	14,842	9.6%	35.7%	3.1%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of June 30, 2026.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$18,832	$(1,034)	(5.2)%
200	19,200	(666)	(3.4)%
100	19,545	(321)	(1.6)%
Static	19,866
(100)	20,266	400	2.0%
(200)	20,109	243	1.2%
(300)	19,084	(782)	(3.9)%

The table above indicates that as of June 30, 2026, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending June 30, 2027 would be expected to decrease by $1.0 million, or 5.2% to $18.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide assurance that the information required to be disclosed in the reports files or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “Commission”). An evaluation of the effectiveness of our disclosure controls and procedures at the end of the period covered by this report was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2026

HOYNE BANCORP, INC.

	By:	/s/ Walter F. Healy
Walter F. Healy
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Manfre
Thomas S. Manfre
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)