Form 10-Q
period 2026-09-30
Hoyne Bancorp, Inc.
filed 2026-11-10
CIK 2073153

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

8,096,938 shares of the registrant’s common stock, par value $.01 per share, were issued and outstanding as of November 10, 2026.

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
	(unaudited)

Assets
Cash and cash equivalents	$18,210	$47,595
Certificates of deposit in other financial institutions	870	870
Investment securities:
Available-for-sale, (amortized cost of $113,976 and $121,879 at September 30, 2026 and December 31, 2025, respectively)	94,881	106,654
Held-to-maturity, at amortized cost	24,726	28,368
Federal Home Loan Bank of Chicago stock (FHLB)	1,166	1,166
Bankers Bank stock	992	992
Real Estate Owned (REO)	729	729
Loans receivable, net of allowance for credit losses of $2,962 and $2,682 at September 30, 2026 and December 31, 2025, respectively	294,357	267,949
Premises and equipment, net	7,346	7,420
Accrued interest receivable	1,944	1,451
Bank-owned life insurance (BOLI)	20,580	14,949
Core deposit intangibles	—	138
Deferred tax assets	10,434	9,366
Other assets	2,778	1,730
Total assets	$479,013	$489,377
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$308,994	$321,551
Advances from borrowers for taxes and insurance	1,623	3,060
Federal funds purchased	5,885	—
Accounts payable and accrued expenses	3,319	3,400
Total liabilities	319,821	328,011
Stockholders' Equity:
Preferred stock, $0.01 par value, 500,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 9,500,000 shares authorized, 8,096,938 issued and outstanding	81	81
Unallocated common stock - ESOP	(6,178)	(6,456)
Additional paid-in capital	77,396	77,241
Retained earnings	101,547	101,386
Accumulated other comprehensive loss	(13,654)	(10,886)
Total stockholders' equity	159,192	161,366
Total liabilities and stockholders' equity	$479,013	$489,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) – (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Interest income:
Loans receivable	$4,682	$3,991	$13,468	$11,638
Investment securities	673	745	2,039	2,371
Other	203	264	717	766
Total interest income	5,558	5,000	16,224	14,775
Interest expense:
Deposits	(913)	(1,586)	(2,947)	(4,884)
Federal funds purchased	(7)	—	(7)	—
Total interest expense	(920)	(1,586)	(2,954)	(4,884)
Net interest income	4,638	3,414	13,270	9,891
Provision for credit losses	(135)	(135)	(405)	(405)
Net interest income after provision for credit losses	4,503	3,279	12,865	9,486
Noninterest income:
Customer service fees	68	52	326	127
Other	232	180	649	521
Total noninterest income	300	232	975	648
Noninterest expense:
Compensation	(2,727)	(1,711)	(7,581)	(5,185)
Occupancy	(580)	(494)	(1,788)	(1,602)
Advertising	(38)	(25)	(147)	(62)
Amortization of core deposit intangible	(46)	(46)	(138)	(138)
Other	(1,146)	(1,140)	(3,948)	(3,104)
Total noninterest expense	(4,537)	(3,416)	(13,602)	(10,091)
Income before income taxes	266	95	238	43
Income tax:
Tax Expense	83	25	77	12
Net income	183	70	161	31

Earnings (loss) per share - basic and diluted	$ 0.02	—	$ 0.02	—
Weighted-average shares outstanding - basic and diluted	7,471,940	—	7,465,463	—

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of income tax (expense) benefit of $945 for three months ended September 30, 2026 and $1,102 for nine months ended September 30, 2026, and ($469) for three months ended September 30, 2025 and ($1,709) for nine months ended September 30, 2025.	(2,371)	1,176	(2,768)	4,287
Total other comprehensive income (loss)	(2,371)	1,176	(2,768)	4,287
Comprehensive income (loss)	$(2,188)	$1,246	$(2,607)	$4,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY – (UNAUDITED)

For the Three and Nine Months Ended September 30, 2026 and 2025

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

				Three Months Ended September 30, 2025
				(Dollars in thousands)
Balance at June 30, 2025	$—	$—	$—	$101,681	$(12,780)	$88,901
Net income (loss)	—	—	—	70		70
Other comprehensive income (loss)	—	—	—	—	1,176	1,176
Balance, September 30, 2025	$—	$—	$—	$101,751	$(11,604)	$90,147

				Three Months Ended September 30, 2026
				(Dollars in thousands)
Balance at June 30, 2026	$81	$(6,326)	$77,307	$101,364	$(11,283)	$161,143
Net income (loss)	—	—	—	183	—	183
ESOP shares committed to be released	—	148	89	—	—	237
Other comprehensive income (loss)	—	—	—	—	(2,371)	(2,371)
Balance, September 30, 2026	$81	$(6,178)	$77,396	$101,547	$(13,654)	$159,192

					Accumulated
		Unallocated			Other
	Common	Common Stock -	Additional	Retained	Comprehensive
	Stock	ESOP	Paid-in Capital	Earnings	Income (loss)	Total

				Nine Months Ended September 30, 2025
				(Dollars in thousands)
Balance at December 31, 2024	$—	$—	$—	$101,720	$(15,891)	$85,829
Net income (loss)	—	—	—	31	—	31
Other comprehensive income (loss)	—	—	—	—	4,287	4,287
Balance, September 30, 2025	$—	$—	$—	$101,751	$(11,604)	$90,147

				Nine Months Ended September 30, 2026
				(Dollars in thousands)
Balance at December 31, 2025	$81	$(6,456)	$77,241	$101,386	$(10,886)	$161,366
Net income (loss)	—	—	—	161	—	161
ESOP shares committed to be released	—	278	155	—	—	433
Other comprehensive income (loss)	—	—	—	—	(2,768)	(2,768)
Balance, September 30, 2026	$81	$(6,178)	$77,396	$101,547	$(13,654)	$159,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOYNE BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS – (UNAUDITED)

For the Nine Months Ended September 30, 2026 and 2025

	For the Nine Months Ended September 30,
	2026	2025

	(Dollars in thousands)
Net cash flows from operating activities:
Net Income (loss)	$161	$31
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	488	410
(Accretion) amortization of premiums and discounts	22	(21)
Provision for credit losses	405	405
Amortization of core deposit intangible	138	138
Accretion of Loan credit and yield adjustment	(33)	(36)
Increase in cash surrender value of BOLI	(631)	(490)
ESOP compensation expense	433	—
Change in other assets	(1,048)	(861)
Change in accrued interest receivable	(493)	88
Deferred income tax expense (benefit)	34	(102)
Change in accounts payable and accrued expenses	(206)	413
Net cash flows provided (used) by operating activities	(730)	(25)
Net cash flows from investing activities:
Purchase of BOLI	(5,000)	—
Redemption from BOLI	—	2,697
Proceeds from maturities of certificates of deposit	870	1,350
Purchase of certificates of deposit	(870)	(870)
Proceeds from repayment of available-for-sale securities	7,870	13,711
Proceeds from repayment of held-to-maturity securities	3,653	4,239
Change in loans receivable	(26,655)	(9,572)
Purchase of premises and equipment	(414)	(438)
Net cash flows provided (used) by investing activities	(20,546)	11,117
Net cash flows from financing activities:
Change in deposit accounts	(12,557)	(471)
Proceeds from federal funds purchased	5,885	—
Change in advances from borrowers for taxes and insurance	(1,437)	980
Net cash flows provided (used) by financing activities	(8,109)	509
Net change in cash and cash equivalents	(29,385)	11,601
Cash and cash equivalents:
Beginning of the period	47,595	15,327
End of the period	$18,210	$26,928
Supplemental cash flow information:
Cash paid during the period for Interest	$3,135	$4,972
Taxes paid during the period	—	—
Premises and Equipment transferred to ORE	—	729

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

3.Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and conform to practices within the banking industry. The accounting policies followed in the preparation of the interim consolidated financial statements are consistent with those used in the preparation of the annual financial statements. The interim consolidated financial statements reflect all normal and recurring adjustments that are necessary, in the opinion of management, for fair statement of results for the interim periods presented. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Reference is made to the accounting policies of the Company described in the notes to the Audited Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The Company has consistently followed these policies in preparing this Quarterly Report on Form 10-Q with the exception of our new allowance for credit losses methodology.

3.Summary of Significant Accounting Policies (continued)

Allowance for Credit Losses — Management estimates the allowance for credit losses for pooled loans utilizing a discounted cash flow (DCF) method. The DCF method estimates a probability of default with a loss given default applied to future cash flows that are adjusted to present value. The Company uses historical credit loss history that is then adjusted by reasonable and supportable forecasts that incorporate peer data and third-party economic forecasts on a quantitative and qualitative basis. Reasonable and supportable forecasts consider the macroeconomic factors that are most relevant to evaluating and predicting expected credit losses. Qualitative factors that are likely to cause estimated credit losses to differ from historical loss experience, include but are not limited to: changes in lending policies, national and local economic conditions, nature and volume of loan portfolio, experience of lending management, volume and severity of past due loans, quality of the organization’s loan review system, value of underlying collateral, concentrations in credit, and other external factors. The development of probability of default, loss given default, reasonable and supportable forecasts, and qualitative adjustments are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available.

Principles of Consolidation — The consolidated financial statements for the three and nine months ended September 30, 2026 include the accounts and results of operations of Hoyne Bancorp, Inc. and Hoyne Savings Bank. The comparable periods in 2025 contain the results of Hoyne Savings, MHC, Hoyne Financial Corporation, and Hoyne Savings Bank and Prospect Services Incorporated. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

4.Investment Securities

The amortized cost and fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, are as follows (in thousands):

	September 30, 2026
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,483	$—	$(8,785)	$36,698
Mortgage-backed	67,781	25	(10,288)	57,518
Municipal bonds	712	—	(47)	665
Total available-for-sale securities	$113,976	$25	$(19,120)	$94,881
Held-to-maturity securities:
Agencies	$1,981	$—	$(509)	$1,472
Mortgage-backed	22,497	7	(2,527)	19,977
Municipal bonds	248	—	(45)	203
Total Held-to-maturity securities	$24,726	$7	$(3,081)	$21,652

	December 31, 2025
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Agencies	$45,481	$—	$(6,982)	$38,499
Mortgage-backed	75,692	58	(8,285)	67,465
Municipal bonds	706	—	(16)	690
Total available-for-sale securities	$121,879	$58	$(15,283)	$106,654
Held-to-maturity securities:
Agencies	$1,980	$—	$(400)	$1,580
Mortgage-backed	26,140	27	(1,926)	24,241
Municipal bonds	248	—	(29)	219
Total Held-to-maturity securities	$28,368	$27	$(2,355)	$26,040

4.Investment Securities (continued)

The amortized cost and fair value of investment securities by contractual maturity are as follows (in thousands):

	September 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	18,487	16,123	—	—
Due after 5 years to 10 years	27,708	21,240	2,229	1,675
Due after 10 years	—	—	—	—
Total	46,195	37,363	2,229	1,675
Mortgage-backed	67,781	57,518	22,497	19,977
Total	$113,976	$94,881	$24,726	$21,652

There were no sales of investment securities available-for-sale during the three and nine months ended September 30, 2026 or 2025.

Information pertaining to available-for-sale debt securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position follows (in thousands):

	September 30, 2026
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$8,785	$36,698
Mortgage-backed	41	2,099	10,247	54,550
Municipal bonds	24	437	23	228
Total	$65	$2,536	$19,055	$91,476

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
Available-for-sale:
Agencies	$—	$—	$6,982	$38,499
Mortgage-backed	1	82	8,284	63,916
Municipal bonds	1	222	15	468
Total	$2	$304	$15,281	$102,883

4.Investment Securities (continued)

At September 30, 2026, 23 available-for-sale agencies securities are in an unrealized loss position with aggregate depreciation of 19.31% from the Bank’s amortized cost basis, 184 available-for-sale mortgage-backed securities are in an unrealized loss position with aggregate depreciation of 15.37 % from the amortized cost basis, and three available-for-sale municipal bond securities are in an unrealized loss position with aggregate depreciation of 6.71% from the amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In reaching the conclusion that an allowance for credit losses is unnecessary, management observed that the securities were issued by a government body or agency, the securities continue to be highly rated (AA or better) where applicable, the issuer continues to make contractual payments, and the quality of any underlying assets or credit enhancements has not changed. Since management has the ability to hold debt securities for the foreseeable future, we expect to recover the amortized cost basis of these securities before they are sold or mature.

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

No accrued interest was written off during the three or nine months ended September 30, 2026 and 2025. No securities held to maturity were past due or on nonaccrual as of September 30, 2026 and December 31, 2025. We exclude accrued interest receivable from the amortized cost basis of both securities held to maturity and available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities held to maturity totaling approximately $53,000 and $69,000 and accrued interest on securities available for sale totaling approximately $278,000 and $312,000 at September 30, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of securities held to maturity and available for sale.

5.Loans Receivable

Loans receivable consist of the following (in thousands):

	September 30, 2026	December 31, 2025
One to four residential	$90,650	$109,123
Purchased and participations	5,285	5,993
Home improvement, first mortgage	334	457
Home equity line of credit (HELOC)	6,829	5,431
Commercial, construction	55,909	46,124
Commercial and Industrial	30,231	23,169
Commercial Real Estate	103,785	76,338
Commercial Line of Credit (LOC)	11,351	9,706
Total	304,374	276,341
Add premiums on purchased loans	30	35
Less:
Loans sold	(5,820)	(4,386)
Loans in process	(7)	(304)
Allowance for credit losses	(2,962)	(2,682)
Deferred income from loan fees	(1,258)	(1,055)
	$294,357	$267,949

As of September 30, 2026, $5.0 million of loans sold related to the commercial real estate segment while $820,000 related to the one to four residential segment. As of December 31, 2025, $3.5 million of loans sold related to the commercial real estate segment while $886,000 related to the one to four residential segment. The loan balances used in the credit quality disclosures included in this footnote are presented gross, without reducing the balance for portions sold. All sold loans are current on payments, accruing and pass rated, and are disclosed as such within the one to four residential and commercial real estate segments in the respective subsequent table disclosures.

Accrued interest on loans totaling approximately $1.5 million and $1.0 million at September 30, 2026 and December 31, 2025 respectively, was excluded from the amortized cost basis of loans.

5.Loans Receivable (continued)

Activity in the allowance for credit losses is summarized for the three and nine months ended September 30, 2026 and 2025, as follows (in thousands):

			Home
		Purchased	improvement			Commercial	Commercial
	One to Four	and	first		Commercial	and	real
	Residential	participations	mortgage	HELOC	construction	industrial	estate	LOC	Total
Allowance for Credit Loss
For the Three Months Ended
Beginning balance June 30, 2026	$968	$55	$4	$66	$501	$270	$907	$181	$2,952
Provision	(14)	(12)	—	(30)	23	9	91	(57)	10
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2026	$954	$43	$4	$36	$524	$279	$998	$124	$2,962
Beginning balance June 30, 2025	1,114	69	2	49	347	151	592	88	$2,412
Provision	—	(9)	—	—	80	6	61	(3)	135
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2025	$1,114	$60	$2	$49	$427	$157	$653	$85	$2,547

For the Nine Months Ended
Beginning balance January 1, 2026	$1,059	$58	$4	$53	$448	$225	$741	$94	$2,682
Provision	(105)	(15)	—	(17)	76	54	257	30	280
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending balance September 30, 2026	954	43	4	36	524	279	998	124	2,962
Beginning balance January 1, 2025	1,074	74	2	51	195	187	436	107	2,126
Provision	24	(14)	—	(2)	232	(30)	217	(22)	405
Charge-offs	—	—	—	—	—	—	—	—	—
Recoveries	16	—	—	—	—	—	—	—	16
Ending balance September 30, 2025	1,114	60	2	49	427	157	653	85	2,547

The Company estimates expected credit losses over the contractual period in which there is exposure to credit risk from contractual obligations to extend credit, such as loan commitments or lines of credit. The allowance for credit losses on off-balance sheet exposures is recorded within accrued expenses on the Consolidated Balance Sheet with adjustment recorded in the provision for credit losses on the Consolidated Statement of Operations and Comprehensive Income. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded. The estimated expected credit loss on unfunded commitments is $124,000 as of September 30, 2026. The Bank deemed the calculated reserve for unfunded commitments as immaterial as of December 31, 2025.

5.Loans Receivable (continued)

The aging of loans receivable by class of receivable is as follows (in thousands):

	September 30, 2026
		30 – 89	90+
2026	Current	days	days	Total	Non-Accrual
One to four residential and home improvement	$89,230	$561	$1,193	$90,984	$1,410
Purchased and Participations	5,241	20	24	5,285	—
Home Equity Line of Credit (HELOC)	6,829	—	—	6,829	—
Commercial & Industrial	30,231	—	—	30,231	—
Commercial real estate	103,785	—	—	103,785	—
Commercial, construction	55,909	—	—	55,909	—
Commercial Line of Credit (LOC)	11,351	—	—	11,351	—
	$302,576	$581	$1,217	$304,374	$1,410

	December 31, 2025
		30 – 89	90+
2025	Current	days	days	Total	Non-Accrual
One to four residential and home improvement	$108,408	$783	$389	$109,580	$1,294
Purchased and Participations	5,951	—	42	5,993	—
Home Equity Line of Credit (HELOC)	5,281	137	13	5,431	—
Commercial & Industrial	23,169	—	—	23,169	—
Commercial real estate	76,338	—	—	76,338	—
Commercial, construction	46,124	—	—	46,124	—
Commercial Line of Credit (LOC)	9,706	—	—	9,706	—
	$274,977	$920	$444	$276,341	$1,294

There were 28 participation loans with a balance of $24,455 that had no related allowance that were 90+ days past due and accruing interest at September 30, 2026 and none as of December 31, 2025. All non-accrual loans are collateral dependent and individually evaluated in our allowance calculation. There were no significant changes in the extent to which collateral secured our collateral dependent loans as of September 30, 2026 and December 31, 2025. As of September 30, 2026, there was one non-accrual collateral dependent loan in the one to four residential class with a balance of $254,790 and a specific reserve of $174,643. As of December 31, 2025, there was one non-accrual loan in the one to four residential class with a balance of $257,044 that had a related allowance of $50,958. The remaining balance of non-accrual loans at September 30, 2026 and December 31, 2025 were considered to have sufficient collateral and, thus, no specific reserve has been recorded. No material amount of accrued interest was written off by reversing interest income during the three and nine months ended September 30, 2026 or 2025.

The bank has no commitments to loan additional funds to borrowers whose loans have been determined to be collateral dependent.

When, for economic or legal reasons related to the borrower’s financial difficulties, the Bank grants a concession to the borrower that the Bank would not otherwise consider, the modified loan is classified as a troubled loan modification (TLM). TLMs may consist of forgiveness of interest and/or principal, a reduction of the interest rate, interest-only payments for a period of time, and/or the extension of amortization terms. There were no new TLMs in the three and nine months ended September 30, 2026 or 2025.

The Bank considers a TLM in default if it becomes past due more than 30 days. No TLMs defaulted within 12 months of their modification date during the three and nine months ended September 30, 2026 or 2025.

There were no mortgage loans in the process of foreclosure at September 30, 2026, and an aggregate of $324,000 in principal amount of mortgage loans in the process of foreclosure at December 31, 2025.

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

As of September 30, 2026 and December 31, 2025, and based on the most recent analysis performed, the aggregate dollar amount of loans segmented by risk category (and by class of loan and year of origination) is as follows (in thousands):

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Pass
One to four residential	$2,833	$3,088	$3,408	$3,231	$5,986	$70,528	$—	$89,074
Purchased and Participations	—	—	—	—	—	5,285	—	5,285
Home improvement, first mortgage	98	104	—	113	19	—	—	334
Home equity line of credit	—	—	—	—	—	—	6,829	6,829
Commercial construction	3,591	29,060	10,428	12,830	—	—	—	55,909
Commercial and industrial	4,879	19,683	4,221	433	—	—	—	29,216
Commercial real estate	44,556	25,790	13,946	17,290	—	—	—	101,582
Commercial line of credit	9,575	646	1,130	—	—	—	—	11,351
Total pass	$65,532	$78,371	$33,133	$33,897	$6,005	$75,813	$6,829	$299,580
Special Mention
One to four residential	—	—	—	—	—	166	—	166
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	1,015	—	—	—	—	1,015
Commercial real estate	—	1,977	226	—	—	—	—	2,203
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$1,977	$1,241	$—	$—	$166	$—	$3,384
Substandard
One to four residential	—	—	—	—	—	1,410	—	1,410
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,410	$—	$1,410
Total	$65,532	$80,348	$34,374	$33,897	$6,005	$77,389	$6,829	$304,374

5.Loans Receivable (continued)

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolvers	Total
Pass
One to four residential	$3,147	$4,897	$3,822	$7,009	$24,385	$63,877	$—	$107,137
Purchased and Participations	—	—	—	—	—	5,993	—	5,993
Home improvement, first mortgage	290	—	129	21	—	17	—	457
Home equity line of credit	—	—	—	—	—	—	5,431	5,431
Commercial construction	20,074	12,573	13,477	—	—	—	—	46,124
Commercial and industrial	10,455	11,215	477	—	—	—	—	22,147
Commercial real estate	29,650	34,162	12,296	—	—	—	—	76,108
Commercial line of credit	648	3,558	5,500	—	—	—	—	9,706
Total pass	$64,264	$66,405	$35,701	$7,030	$24,385	$69,887	$5,431	$273,103
Special Mention
One to four residential	—	—	—	—	521	171	—	692
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	1,022	—	—	—	—	—	1,022
Commercial real estate	—	230	—	—	—	—	—	230
Commercial line of credit	—	—	—	—	—	—	—	—
Total special mention	$—	$1,252	$—	$—	$521	$171	$—	$1,944
Substandard
One to four residential	—	—	—	—	—	1,294	—	1,294
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total substandard	$—	$—	$—	$—	$—	$1,294	$—	$1,294
Total	$64,264	$67,657	$35,701	$7,030	$24,906	$71,352	$5,431	$276,341

	2026	2025	2024	2023	2022	Prior	Revolvers	Total
Current gross write-offs for the nine months ended September 30, 2025
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

Current gross write-offs for the nine months ended September 30, 2026
One to four residential	$—	$—	$—	$—	$—	$—	$—	$—
Purchased and Participations	—	—	—	—	—	—	—	—
Home improvement, first mortgage	—	—	—	—	—	—	—	—
Home equity line of credit	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial line of credit	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—	$—

6.Premises and Equipment

Premises and equipment consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Land	$961	$961
Buildings and improvements	17,595	17,459
Furniture, fixtures, and equipment	2,710	2,666
Total	21,266	21,086
Less accumulated depreciation	14,212	13,725
Construction in progress	292	59
	$7,346	$7,420

The Bank leases a building for one of its branches. The Bank does not have any future lease commitments for that facility, and is operating on a month-to-month basis. Rent expense was $20,400 and $61,200 during the three and nine months ended September 30, 2026, respectively. Rent expense was $20,400 and $61,200 during the three and nine months ended September 30, 2025, respectively. The Bank also leases its Oak Park office. The three year lease was effective in January of 2023 and expired on December 31, 2025, and the Bank did not include renewal option periods in the original right of use asset as the renewal option was not determined to be reasonably certain to occur at lease inception. The lease was renewed in January of 2026. The right of use asset and lease liability are $320,331 and $322,600, respectively, as of September 30, 2026, and $0 as of December 31, 2025. The right of use asset is included in other assets on the consolidated balance sheet and the lease liability is included in accounts payable and accrued expenses on the consolidated balance sheet. There are four years and three months remaining on the lease, all payments will be made by 2030. The payments remaining on the lease consist of the following for the periods presented:

Remaining Future
Lease Payments
2026	$20,000
2027	80,000
2028	82,000
2029	83,000
2030	85,000
$350,000

On October 1, 2026 the Bank signed a lease for a new Oak Lawn location. We immediately exercised the first renewal option upon executing the lease agreement resulting in an initial lease term that commences October 1, 2026 and expires September 30, 2035. The future lease payments on this lease would not have an impact in 2026 as lease payments do not begin until the earlier of March 1, 2027 or when business begins. Lease payments in 2027 will be approximately $51,000, in 2028 would be $62,000, in 2029 would be $63,000, in 2030 would be $92,000, and in 2031-2035 would be $880,000. The Bank has the option to purchase the premises for a purchase price of $2.8 million effective as of October 1, 2030. Management has determined that it is not reasonably certain to exercise this purchase option. Although the first lease payment is not due until 2027, we obtained possession of the property on October 1, 2026 with the opportunity to make alterations to the premises prior to opening business. Therefore, we recorded an ROU asset and lease liability in the amount of approximately $848,000 on October 1, 2026. s

7.Core Deposit Intangibles

The core deposit intangibles (“CDI”) were acquired in business combinations. On October 16, 2020, the Bank acquired Loomis Federal Savings and Loan Association, which included a CDI of $3,000. The Bank has an additional CDI of $2,705,000 from a previous business combination that has been amortized over its estimated useful life of 120 months. CDI acquired in all prior business combinations have been fully amortized as of September 30, 2026. Accumulated amortization was $2,570,000 at December 31, 2025.

8.Deposits

Deposit accounts consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Demand accounts
Passbook accounts	$84,929	$89,870
NOW accounts	72,307	54,215
Daily money market accounts	16,698	16,239
Total demand deposits	173,934	160,324
Certificates of deposit	135,060	161,227
Total of all deposit accounts	$308,994	$321,551

Time deposits that meet or exceed the FDIC insurance limit of $250,000 totaled $30.1 million at September 30, 2026 and $39.0 million at December 31, 2025.

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

	Assets Measured at Fair Value on a Recurring Basis
	At September 30, 2026
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at September 30,
	(Level 1)	(Level 2)	(Level 3)	2026
Available-for-sale debt securities:
Mortgage-backed	$—	$57,518	$—	$57,518
Agencies	—	36,698	—	36,698
Municipal bonds	—	665	—	665
Total available-for-sale debt securities	$—	$94,881	$—	$94,881

	Assets Measured at Fair Value on a Recurring Basis
	At December 31, 2025
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance
	Identical Assets	Inputs	Inputs	at December 31,
	(Level 1)	(Level 2)	(Level 3)	2025
Available-for-sale debt securities:
Mortgage-backed	$—	$67,465	$—	$67,465
Agencies	—	38,499	—	38,499
Municipal Bonds	—	690	—	690
Total available-for-sale debt securities	$—	$106,654	$—	$106,654

We estimate the fair value of these investments through independent pricing sources. Independent pricing sources utilize information such as similar security transactions and observable yield curves to estimate the fair value of individual securities.

Assets Recorded at Fair Value on a Nonrecurring Basis

We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The only assets measured at fair value on a nonrecurring basis were individually evaluated loans of $80,147 and $206,086 as of September 30, 2026 and December 31, 2025, respectively.

9.Fair Value Measurements (continued)

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

10.Fair Value of Financial Instruments (continued)

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

The carrying amounts and estimated fair value (in thousands) of our financial instruments at September 30, 2026 and December 31, 2025 are as follows (in thousands):

		September 30,		December 31,
		2026		2025
		Carrying	Estimated	Carrying	Estimated
		Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$18,210	$18,210	$47,595	$47,595
Certificates of deposit	Level 2	870	870	870	870
Investment securities AFS	Level 2	94,881	94,881	106,654	106,654
Investment securities HTM	Level 2	24,726	21,652	28,368	26,040
Other Investments	Level 3	2,158	2,158	2,158	2,158
Accrued interest receivable	Level 1	1,944	1,944	1,451	1,451
Loans, net	Level 3	294,357	286,750	267,949	258,840
Financial liabilities:
Deposits	Level 2	308,994	307,563	321,551	320,437
Accrued interest payable	Level 1	554	554	735	735

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

The Bank qualified for and elected to opt into the optional Community Bank Leverage Ratio Framework (“CBLRF”). The CBLRF provides for a simple measure of capital adequacy for certain community banking organizations consistent with section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Generally, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a Tier 1 leverage ratio of greater than eight percent, as of July 31, 2026, are considered qualifying community banking organizations and are eligible to opt into the community bank leverage ratio framework.

Qualifying community banking organizations that elect to use the CBLRF and that maintain a leverage ratio of greater than eight percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The CBLRF does not have a total capital requirement; therefore, an electing banking organization is not required to calculate Tier 2 capital or make any Tier 2 capital deductions under the generally applicable capital rule. The leverage ratio required for purposes of the CBLRF is calculated as Tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the generally applicable capital rule. In November 2025, the OCC and the FDIC jointly issued a proposal to reduce the minimum leverage ratio for opting-in banks from 9% to 8%, effective July 1, 2026. The table below presents the leverage ratio and capital adequacy requirements under the CBLRF.

Management believes, as of September 30, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. The most recent notification from Regulatory Authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category (table in thousands).

			Requirements
			Well
			Capitalized
			Under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
As of September 30, 2026
Tier 1 capital (to average assets for the leverage ratio)	$128,066	27.3%	$37,544	8.0%
As of December 31, 2025:
Tier 1 capital (to average assets for the leverage ratio)	$126,916	24.8%	$46,351	9.0%

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

A partial annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled approximately $237,000 and $433,000 for the three and nine months ended September 30, 2026, respectively. The following table presents share information held by the ESOP:

	September 30, 2026	December 31, 2025

	(Dollars in thousands, except share data)
Number of shares allocated to participants	2,568	—
Number of shares committed to be released	27,833	2,159
Number of unallocated shares	617,354	645,596
Total shares	647,755	647,755
Fair value of unallocated ESOP shares	$10,248	$9,400

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

There were no securities or other contracts that had a dilutive effect during the three or nine months ended September 30, 2026 or the year ended December 31, 2025, and therefore the weighted-average number of shares of common stock outstanding used to calculate both basic and diluted EPS is the same. Shares held by the ESOP that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for purposes of the EPS calculation. EPS data is not applicable for the three and nine months ended September 30, 2025 as the Company had no shares of its common stock outstanding at such date.

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Net income (loss) applicable to shares of common stock	$182,539	$160,647

Average number of shares of common stock outstanding	8,096,938	8,096,938
Less: Average unallocated ESOP shares	(624,998)	(631,475)
Weighted average shares of common stock outstanding for basic EPS	7,471,940	7,465,463
Earnings (loss) per common share, basic and diluted	$0.02	$0.02

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis is intended to assist in the understanding of our financial performance through a discussion of our financial condition as of September 30, 2026 (unaudited) and as compared to our financial condition as of December 31, 2025 and our results of operations for the three and nine month periods ended September 30, 2026 and 2025 (unaudited). This section should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing in Part 1 Item 1 of this Quarterly Report on Form 10-Q.

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

Our primary sources of funds consist of attracting deposits from the general public and using those funds and other sources to originate loans to our customers and invest in securities. As of September 30, 2026, we had total assets of $479.0 million, including $294.4 million in net loans and $94.9 million of investment securities available-for-sale, and investment securities held-to-maturity of $24.7 million, total deposits of $309.0 million and total stockholders’ equity of

$159.2 million. For the three months ended September 30, 2026, we had a net income of $183,000 compared to a net income of $70,000 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, we had a net income of $161,000 compared to a net income of $31,000 for the nine months ended September 30, 2025.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for credit losses, fee income and other noninterest income and noninterest expense. Noninterest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. We expect that our noninterest expenses will increase as we continue to grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement in the next 6 months. Our results of operations and financial condition are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, changes in accounting guidance, government policies and actions of regulatory authorities.

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

Comparison of Financial Condition as of September 30, 2026 and December 31, 2025

Total Assets. Total assets decreased $10.4 million or 2.1% to $479.0 million as of September 30, 2026 compared to $489.4 million as of December 31, 2025. The decrease resulted primarily from decreases in cash and cash equivalents of $29.4 million, investment securities available-for-sale of $11.8 million, and investment securities held to maturity of $3.6 million. These decreases were offset by increases in loans receivable, net of $26.4 million, Bank Owned Life Insurance of $5.6 million, and other assets of $1.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $29.4 million, or 61.8%, to $18.2 million as of September 30, 2026 compared to $47.6 million as of December 31, 2025. The decrease was primarily the result of $27.4 million in net loan growth and purchasing $5.0 million of additional BOLI to enhance the yield on interest earning assets.

Investment Securities Available-for-Sale. Investment securities available-for-sale decreased $11.8 million, or 11.1%, to $94.9 million as of September 30, 2026, from $106.7 million as of December 31, 2025 as a result of maturities and repayments as well as the reduction in fair value due to changes in the interest rate environment. The resulting liquidity was used to fund loan portfolio originations.

Investment Securities Held-to-Maturity. Investment securities held-to-maturity decreased $3.6 million, or 12.7%, to $24.7 million as of September 30, 2026, from $28.4 million as of December 31, 2025 as a result of maturities and repayments. The liquidity from the decrease was used to fund the increase in our loan portfolio.

Loans Receivable, Net. Loans receivable, net increased $26.4 million, or 9.9%, to $294.4 million as of September 30, 2026, from $267.9 million as of December 31, 2025. The increase includes $45.9 million in net commercial loan growth offset by a $18.5 million decrease in one to four residential loans. The decrease in one to four residential loans was due to payoffs combined with the lack of new volume.

Allowance for Credit Losses. As of September 30, 2026, the allowance for credit losses on loans (“ACL”) increased $280,000 or 10.4%, to $3.0 million as of September 30, 2026, from $2.7 million as of December 31, 2025, due to an increase in the provision for credit loss as a result of the growth in the commercial loan portfolio.

Bank Owned Life Insurance. Bank Owned Life Insurance increased $5.6 million, or 37.6%, to $20.6 million as of September 30, 2026, from $14.9 million as of December 31, 2025, due primarily to the purchase of additional policies to enhance the yield.

Premises and Equipment, Net. Premises and equipment, net decreased $74,000, or 1.0%, to $7.3 million as of September 30, 2026 from $7.4 million as of December 31, 2025, due primarily to depreciation expense.

Deposits. Deposits decreased $12.6 million, or 3.9%, to $309.0 million as of September 30, 2026 from $321.6 million as of December 31, 2025. The decrease was due to a decline of $31.1 million in passbook accounts and certificates of deposit offset by an increase of $18.5 million in NOW and money market accounts due to the participation in ICS NOW reciprocal deposits.

Federal Funds Purchased. On the last day of the quarter, the Bank purchased overnight federal funds from a correspondent bank for $5.9 million for liquidity purposes related to the timing of commercial loan funding.

Total Stockholders’ Equity. Total stockholders’ equity for the first nine months of 2026 decreased $2.2 million, or 1.4%, to $159.2 million from $161.4 million as of December 31, 2025. The decrease was due primarily to an increase in accumulated other comprehensive loss of $2.8 million during the first nine months of 2026 due to the interest rate environment.

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

	For the Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$288,441	$4,682	6.49%	$249,620	$3,991	6.39%
Certificates of deposit with other financial institutions	870	5	2.30%	870	5	2.30%
Interest-bearing cash and cash equivalents	22,060	184	3.34%	24,329	233	3.83%
Investment securities available-for-sale	97,280	534	2.20%	109,635	585	2.13%
Investment securities held-to-maturity	25,109	139	2.21%	30,253	160	2.12%
FHLB of Chicago stock	1,166	8	2.74%	1,166	15	5.15%
Bankers’ Bank Stock	992	6	2.42%	992	11	4.44%
Total interest-earning assets	435,918	5,558	5.10%	416,865	5,000	4.80%
Noninterest-earning assets	43,077			36,512
Total assets	$478,995			$453,377
Interest-bearing liabilities:
Savings accounts	85,442	89	0.42%	94,569	62	0.26%
Checking accounts	68,905	1	0.01%	50,168	1	0.01%
Money market accounts	17,055	82	1.92%	17,102	61	1.43%
Certificates of deposit(1)	138,826	741	2.14%	194,144	1,462	3.01%
Total interest-bearing deposits	$310,228	$913	1.18%	$355,983	$1,586	1.78%
Federal funds purchased	1,962	7	1.43%	—	—	—
Total interest-bearing liabilities	312,190	920	1.18%	355,983	1,586	1.78%
Noninterest-bearing liabilities	6,584			7,989
Total liabilities	$318,774			$363,972
Stockholders' Equity	160,221			89,405
Total liabilities and stockholders' equity	$478,995			$453,377
Net interest income		4,638			3,414
Interest rate spread(2)			3.92%			3.02%
Net interest-earning assets(3)	$123,728			$60,882
Net interest margin(4)			4.26%			3.27%
Average interest-earning assets to average-interest bearing liabilities	139.63%			117.10%

	For the Nine Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans, net	$283,525	$13,468	6.33%	$245,958	$11,638	6.31%
Certificates of deposit with other financial institutions	870	19	2.91%	977	14	1.91%
Interest-bearing cash and cash equivalents	24,681	656	3.54%	26,416	696	3.51%
Investment securities available-for-sale	101,440	1,619	2.13%	112,748	1,851	2.19%
Investment securities held-to-maturity	26,340	420	2.13%	31,641	520	2.19%
FHLB of Chicago stock	1,166	30	3.32%	1,166	45	5.15%
Bankers’ Bank Stock	992	12	1.61%	992	11	1.48%
Total interest-earning assets	439,014	16,224	4.93%	419,898	14,775	4.69%
Noninterest-earning assets	41,482			36,732
Total assets	$480,496			$456,630
Interest-bearing liabilities:
Savings accounts	87,098	233	0.36%	97,755	205	0.28%
Checking accounts	61,130	3	0.01%	49,270	4	0.01%
Money market accounts	16,768	226	1.80%	17,319	183	1.41%
Certificates of deposit(1)	147,913	2,485	2.24%	196,837	4,492	3.04%
Total interest-bearing deposits	312,909	2,947	1.26%	361,181	4,884	1.80%
Federal funds purchased	654	7	1.43%	—	—	—
Total interest-bearing liabilities	313,563	2,954	1.26%	361,181	4,884	1.80%
Noninterest-bearing liabilities	6,095			7,372
Total liabilities	319,658			368,553
Equity	160,838			88,077
Total liabilities and equity	$480,496			$456,630
Net interest income		13,270			9,891
Interest rate spread(2)			3.67%			2.89%
Net interest-earning assets(3)	125,452			58,717
Net interest margin(4)			4.03%			3.14%
Average interest-earning assets to average-interest bearing liabilities	140.01%			116.26%

(1)	Certificate of Deposit Account Registry Service (“CDARS”) added to certificates of deposit.
(2)	Equals the difference between the yield on average interest-earning-assets and the cost of average interest-bearing liabilities.
(3)	Equals total interest-earning assets less total interest-bearing liabilities.
(4)	Equals annualized net interest income divided by total interest-earning assets.

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

	Three Months Ended			Nine Months Ended
	September 30, 2026 vs. 2025			September 30, 2026 vs. 2025
	Increase		Total	Increase		Total
	(Decrease)		Increase	(Decrease)		Increase
	Due to		(Decrease)	Due to		(Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$628	$63	$691	$1,793	$37	$1,830
Certificates of deposit with other financial institutions	—	—	—	(1)	6	5
Interest-bearing cash and cash equivalents	(21)	(28)	(49)	(46)	6	(40)
Investment securities available-for-sale	(72)	21	(51)	(182)	(50)	(232)
Investment securities held-to-maturity	(28)	7	(21)	(86)	(14)	(100)
FHLB of Chicago stock and Bankers’ Bank stock	—	(12)	(12)	—	(14)	(14)
Total interest-earning assets	$507	$51	$558	$1,478	$(29)	$1,449
Interest-bearing liabilities:
Savings accounts	(5)	32	27	(17)	45	28
Checking accounts	—	—	—	(1)	—	(1)
Money market accounts	—	21	21	(6)	49	43
Certificates of deposit	(358)	(363)	(721)	(975)	(1,032)	(2,007)
Bankers Bank advance	7	—	7	7	—	7
Total interest-bearing liabilities	$(356)	$(310)	$(666)	$(992)	$(938)	$(1,930)
Change in net interest income	$863	$361	$1,224	$2,470	$909	$3,379

Comparison of Operating Results for Three and Nine Months Ended September 30, 2026 and September 30, 2025

General. For the three months ended September 30, 2026 compared to the same period in 2025, net income increased $113,000, or 161.4%, to net income of $183,000 compared to a net income of $70,000 for the same period in 2025. The primary reason for the increase in net income was an increase of $558,000 in total interest income, a decrease of $666,000 in interest expense and an increase of $68,000 in noninterest income, offset by an increase in noninterest expense of $1.1 million and an increase in tax expense of $58,000. For the nine months ended September 30, 2026 compared to the same period in 2025, net income increased by $130,000, or 419.4%, to a net income of $161,000 compared to a net income of $31,000 for the same period in 2025. The primary reason for the increase in net income was an increase of $1.4 million in interest income, a decrease of $1.9 million in interest expense, and an increase of $327,000 in noninterest income offset by an increase of $3.5 million in noninterest expense.

Interest Income. Interest income increased $558,000, or 11.2%, to $5.6 million for the three months ended September 30, 2026 compared to $5.0 million for the same period in 2025. The increase in interest income was due to a $691,000 increase in interest income on loans receivable as a result of the growth in the commercial loan portfolio. The increase was partially offset by a $72,000 decrease in interest income on investment securities due to a decrease in balances as a result of maturities and repayments. Other interest income decreased by $61,000 due to lower average yields on cash and cash equivalents. The excess liquidity generated from the decrease in investment securities and cash account balances was used to fund the growth in the commercial loan portfolio. Interest income increased $1.4 million, or 9.9%, to $16.2 million for the nine months ended September 30, 2026, compared to $14.8 million for the same period in 2025. The increase in interest income for the nine month period was due to a $1.8 million increase in interest income on loans receivable in the commercial loan portfolio. The increase was partially offset by a $332,000 decrease in interest income on investments due to a decrease in balances as a result of maturities and paydowns. Other interest income decreased by $49,000 due to lower average balance on cash and cash equivalents.

Interest Expense. Interest expense decreased $666,000, or 41.6%, to $920,000 for the three months ended September 30, 2026, compared to $1.6 million for the three months ended September 30, 2025. The decrease was primarily caused by the decrease in the amount of CD balances and CD rates. Interest expense decreased $1.9 million, or 38.8%, to $3.0 million for the nine months ended September 30, 2026, compared to $4.9 million for the nine months ended September 30, 2025. The decrease was primarily caused by the decrease in CD balances and CD rates during the nine month period.

Provision for Credit Losses. The provision for credit losses was flat at $135,000 for both the three months ended September 30, 2026 and 2025, and at $405,000 for both the nine months ended September 30, 2026 and 2025. The additional provision expense was recorded primarily due to the growth in the commercial loan portfolio.

Noninterest Income. Noninterest income increased $68,000, or 29.3%, to $300,000 for the three months ended September 30, 2026, compared to $232,000 for the three months ended September 30, 2025. The increase was due primarily to the increase in customer service fees due to commercial loan fees and BOLI income. Noninterest income increased $327,000, or 50.5%, to $975,000 for the nine months ended September 30, 2026 compared to $648,000 for the nine months ended September 30, 2025. The increase was primarily due to the increase in customer service fees due to commercial loan fees and BOLI income.

Noninterest Expense. Noninterest expense increased $1.1 million, or 32.4%, to $4.5 million for the three months ended September 30, 2026 compared to $3.4 million for the three months ended September 30, 2025. The increase was primarily caused by the increase in compensation due to annual raises and bonuses. Noninterest expense increased $3.5 million, or 34.7%, to $13.6 million for the nine months ended September 30, 2026, compared to $10.1 million for the nine months ended September 30, 2025. The increase was primarily caused by the increase in compensation, audit, consulting and legal expenses.

Tax Expense (benefit). Tax expense (benefit) increased $58,000, or 232.0%, to $83,000 for the three months ended September 30, 2026, from $25,000 for the same period in 2025. The major factor in the increase was the higher net income between the periods. Tax expense increased $65,000, or 541.7%, to an expense of $77,000 for the nine months ended September 30, 2026, from an expense of $12,000 for the same period in 2025, primarily as a result of the higher net income between the periods.

Liquidity and Capital Resources

We maintain levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB of Chicago and Bankers Bank. As of September 30, 2026, we had no outstanding FHLB advances and $5.9 million Bankers Bank advances, and had the capacity to borrow approximately $57.3 million from the FHLB of Chicago and $17.1 million additional from Bankers Bank.

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

Our cash flows are comprised of three primary classifications: cash flows provided by (used in) operating activities, investing activities, and financing activities. Net cash provided by (used in) operating activities was ($730,000) and ($25,000) for the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by (used in) investing activities, which consists primarily of changes in loans receivable, was ($20.5 million) and $11.1 million for the nine months ended September 30, 2026 and 2025, respectively. Net cash provided by (used in) financing activities, which primarily consists of changes in deposits, was ($8.1 million) and $509,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, the Bank was considered well capitalized under the regulatory framework for prompt corrective action. During the year ended December 31, 2023, the Bank elected to begin using the Community Bank Leverage Ratio Framework (the “CBLRF”). Under CBLRF, if a qualifying depository institution or depository institution holding company elects to use such measure, such institution or holding company will be considered well capitalized if its ratio of Tier 1 capital to average total consolidated assets (i.e., leverage ratio) exceeds 8.0% subject to a limited two-quarter grace period, during which the leverage ratio cannot go 100 basis points below the then- applicable threshold, and will not be required to calculate and report risk-based capital ratios. The Bank’s Tier 1 capital to average assets for the leverage ratio was 27.3% and 24.8% as of September 30, 2026 and December 31, 2025, respectively. Additionally, as of September 30, 2026, the Bank exceeded all applicable regulatory capital requirements, including the Tier 1 leverage capital level by $90.5 million, or 19.3%.

Off-Balance Sheet Arrangements. As of September 30, 2026, we had $12.1 million of outstanding commitments to originate loans. We had unfunded construction loans as of September 30, 2026 of $18.7 million. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2026, totaled $128.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits are not retained, we may utilize FHLB of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans as of September 30, 2026.

	Total
	Amounts	Amount of Commitment Expiration – Per Period
	Committed at		One to	Three to
	September 30,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Unused lines of credit	$8,186	$155	$1,853	$4,400	$1,778
Commitments to originate loans	12,080	12,080	—	—	—
Unfunded construction loans	18,739	6,687	9,290	2,762	—
Total commitments	$39,005	$18,922	$11,143	$7,162	$1,778

Contractual Cash Obligations. The following table summarizes our contractual cash obligations as of September 30, 2026.

		Payments Due by Period
	Total at		One to	Three to
	September 30,	To One	Three	Five	After Five
	2026	Year	Years	Years	Years

	(Dollars in thousands)
Certificates of deposit	$135,060	$128,197	$6,069	$794	$—
Total contractual obligations	$135,060	$128,197	$6,069	$794	$—

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

Net Portfolio Value Analysis. Our interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in its net portfolio value analysis (“NPV”) over a range of interest rate scenarios. NPV represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. Management reviews the quarterly reports from third-party industry sources, which show the impact of changing interest rates on net portfolio value. The following table sets forth our NPV as of September 30, 2026 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of
				Portfolio Value of
	Net Portfolio Value			Assets
Change in Interest Rates in Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
300bp	$139,803	$(20,697)	(12.9)%	29.5%	(4.4)%
200	146,640	(13,860)	(8.6)%	31.0%	(2.9)%
100	153,552	(6,948)	(4.3)%	32.4%	(1.5)%
Static	160,500
(100)	167,673	7,173	4.5%	35.4%	1.5%
(200)	172,966	12,466	7.8%	36.5%	2.6%
(300)	177,771	17,271	10.8%	37.5%	3.6%

Net Interest Income Analysis. In addition to modeling changes in NPV, we also analyze potential changes to net interest income (“NII”) for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2026.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change

	(Dollars in thousands)
300bp	$19,497	$(1,063)	(5.2)%
200	19,870	(690)	(3.4)%
100	20,226	(334)	(1.6)%
Static	20,560
(100)	20,959	399	1.9%
(200)	20,965	405	2.0%
(300)	20,193	(367)	(1.8)%

The table above indicates that as of September 30, 2026, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the twelve months ending September 30, 2027 would be expected to decrease by $1.1 million, or 5.2% to $19.5 million.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2026

HOYNE BANCORP, INC.

	By:	/s/ Walter F. Healy
Walter F. Healy
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas S. Manfre
Thomas S. Manfre
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)